Form 10KSB
period 2005-12-31
TUXIS CORP
filed 2006-03-31
CIK 736952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
               of 1934 For the fiscal year ended December 31, 2005

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to___________

Commission File Number 001-12321

                                Tuxis Corporation
                 (Name of small business issuer in its charter)

      Maryland                                                                            13-3196171
(State of incorporation)                                                     (I.R.S. Employer Identification No.)
11 Hanover Square, New York, New York                                                          10005
-----------------------------------------------------------------------------------------------------------------------
   (Address of principal executive offices)                                                 (Zip Code)

Registrant's telephone number, including area code: 1-212-785-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                            Name of each exchange on which registered
-------------------                                                            -----------------------------------------
  Common Stock                                                                     American Stock Exchange
  Rights to Purchase Series A Participating                                        American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No       .
    ------        ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $37,369.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2006: 738,417 shares at $7.05 per share, or $5,205,840.

The number of shares outstanding of the issuer's classes of common equity, as of March 31, 2006: Common Stock, par value $.01 per share: 983,776 shares.

Item                                                                                                      Page

Item 1.   Description of Business.....................................................................................3

Item 2.   Description of Property.....................................................................................7

Item 3.   Legal Proceedings..........................................................................................11

Item 4.   Submission of Matters to a Vote of Security Holders........................................................11

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business
          Issuer Purchases of Equity Securities......................................................................12

Item 6.   Management's Discussion and Analysis or Plan of Operation..................................................13

Item 7.   Financial Statements.......................................................................................17

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..

Item 8A.  Controls and Procedures....................................................................................32

Item 8B.  Other Information..........................................................................................32

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act.....................................................................32

Item 10.  Executive Compensation.....................................................................................34

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............35

Item 12.  Certain Relationships and Related Transactions.............................................................37

Item 13.  Exhibits...................................................................................................37

Item 14.  Principal Accountant Fees and Services.....................................................................38

                                     PART I


Item 1.           Description of Business

All of our periodic report filings with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website, www.tuxis.com, including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. All subsequent references to "Notes" refer to the Notes to Consolidated Financial Statements located elsewhere in this Form 10-KSB.

         Overview

Tuxis Corporation, a Maryland corporation ("Tuxis" or the "Company"), is a holding company operating in the real estate business and related services through multiple subsidiaries. The Company and its subsidiaries have 10 employees, one of whom is full time.

The Company's multiple subsidiaries correspond to each line of its real estate business: ownership; management and operations; and sales and leasing. Accordingly, the businesses of Tuxis Real Estate I LLC ("TRE I"), Tuxis Real Estate II LLC ("TRE2"), and Winmark Properties I LLC ("Winmark I") consist of holding title to real estate. Tuxis Operations LLC ("TOP") operates and manages the properties owned by TRE I, TRE2, and Winmark I. Tuxis Real Estate Brokerage LLC ("TREB") acts as broker in the purchase, sale and lease of real estate.

Tuxis was incorporated under the laws of the State of Maryland on December 8, 1983 and commenced operations on March 7, 1984 as Bull & Bear Tax-Free Income Fund, a diversified series of shares of Bull & Bear Municipal Securities, Inc., an open-end management investment company registered under the Investment Company Act of 1940 (the "1940 Act"). On November 8, 1996, upon stockholder approval, Tuxis registered under the 1940 Act as a closed-end investment company as Bull & Bear Municipal Income Fund, Inc. by filing Forms N-8A and N-2. In 1998, stockholders approved proposals to change the Company's investment objective and certain investment policies, to change the Company's name to Tuxis Corporation, and to change the classification of Tuxis from a diversified investment company to a non-diversified investment company. In October 2001, the Company's stockholders approved proposals to change the nature of the Company's business so as to cease to be an investment company and to amend the Company's fundamental investment policies regarding concentration and investing directly in real estate. Subsequently, the Company's management ceased all activities relating to investment securities and established operations in the real estate business and related services.

On October 5, 2005, the SEC issued an order declaring that the Company had ceased to be an investment company effective immediately. As a result, we are currently a publicly held company subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are no longer subject to regulation under the 1940 Act. The Company's shares are currently listed on the American Stock Exchange.

We are engaged in the acquisition, development, management and sale of commercial, multi-family, residential and undeveloped land real estate properties located primarily in the Northeastern United States. We conduct real estate operations on properties we own through our wholly owned subsidiaries.

Our primary goal going forward is to increase the intrinsic value of the Company over time through operations in real estate and related services. Currently we are in the process of adding to our portfolio of real estate properties and related services.

Our principal real estate holdings are currently in the Millbrook and Clinton Corners areas of northern Dutchess County, New York. Our most significant holdings are the 215.42 acre parcel of undeveloped land located in the Towns of Washington (Millbrook) and Clinton (Clinton Corners) and the 18,598 square foot commercial property in Mabbettsville, New York now known as "Millbrook Commons" (formerly known as "Washington Lanes"). We also own an adjacent 1,006 square foot commercial property known as the Mabbettsville Dairy Cream.

Our overall strategy is to enhance the value of our Dutchess County, NY properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for rent, sale or investment, thereby increasing the potential return from our core assets. We continue to investigate and pursue opportunities for new projects that would require capital investment by us and offer the possibility of acceptable returns and limited risk. Our progress towards accomplishing these goals includes the following: over the past year we have successfully permitted and initiated development of our Millbrook Commons project and successfully leased our Mabbettsville Dairy Cream property to a tenant with long experience in its type of business operations.

The Millbrook Commons project included a one and a half year special permitting and site plan approval process through the Town of Washington Planning Board whereby we successfully secured all permitting rights for the project during December 2005. We are in the process now of initiating building renovations as we conduct leasing operations of the retail/office/restaurant facility, which is the largest building of its kind in the 67 square mile area of the Town of Washington in northern Dutchess County, NY.

During November 2005, we commissioned a Master Site Plan and Evaluation Report from The Chazen Companies P.C. for our 215.42 acre Winmark Properties I LLC undeveloped land parcel in the growing areas of Millbrook and Clinton Corners, NY. This is the first step of the approval and development process for this property that we estimate may take up to two years to complete. There is no assurance that the undeveloped acreage will be developed because of the nature of the approval and development process and market demand for a particular use. Undeveloped acreage includes raw real estate that can be sold "as is" i.e. no infrastructure or development work has begun on such property. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home or attached homes already built on it or not. Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been received.

         Forward Looking Information

Information or statements provided by or on behalf of the Company from time to time, including those within this Annual Report on Form 10-KSB, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including, but not limited to, those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the SEC, press releases, conferences, or otherwise, contain "forward looking information" and are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "believes", or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important facts that could cause actual results to differ materially from those discussed in the forward-looking statements include those set forth in the section below entitled "Risk Factors." The listing of risks described in the section below entitled "Risk Factors" is not exhaustive.

Other sections of this report may include reference to the additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of known risk factors on the Company business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors which may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material, non-public information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that the reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not the responsibility of the Company.

         Regulation and Environmental Matters

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation has delayed and may continue to delay development of our properties and result in higher developmental and administrative costs. See "Risk Factors."

We have made, and will continue to make, expenditures for the protection of the environment with respect to our real estate development activities. Emphasis on environmental matters will result in additional costs in the future. Based on an analysis of our operations in relation to current and presently anticipated environmental requirements, we currently do not anticipate that these costs will have a material adverse effect on our future operations or financial condition.

         Risk Factors

We are vulnerable to concentration risks because our operations are currently almost exclusive to the Dutchess County, New York market. Our real estate activities are almost entirely located in northern Dutchess County, New York. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the New York City economy greatly affects Dutchess County's economy, its real estate valuations and, consequently, the underlying values of our properties. The New York City economy is heavily influenced by conditions in the financial markets and service industries. In a weak financial markets environment, which has been the case from time to time, our "high-end" properties can be significantly affected thereby also affecting our financial condition and results of operations.

One of our properties is leased by a single tenant. Our Mabbettsville Dairy Cream property is leased to a single tenant. Should this tenant default on its obligations, we may not be able to find another tenant to occupy the space under similar terms or at all.

Aggressive attempts by certain parties to restrict growth in the area of our holdings have in the past had, and may in the future have, a negative effect on our development activities. Although the efforts of certain special interest groups have affected and may again negatively impact our development and sales activities, we will protect and defend our rights to the development entitlements of our properties.

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development activities. Significant capital resources will be required to fund our development expenditures. Our performance continues to be dependent on future cash flows from real estate sales and rental income from our properties, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

Unfavorable changes in market and economic conditions could hurt occupancy or rental rates. The market and economic conditions may significantly affect rental rates. Occupancy and rental rates in our market, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The risks that may affect conditions in our market include the following:

       |_| the economic climate, which may be adversely impacted by industry slowdowns and other factors;

       |_| local conditions, such as oversupply of office space and the demand for office space;

       |_| the inability or unwillingness of tenants to pay their current rent or rent increases; and

       |_| competition from other available office buildings and changes in market rental rates.

Our operations are subject to an intensive regulatory approval process. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups have in the past expressed concerns about our development plans in or near Dutchess County, New York, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

Our operations are subject to governmental environmental regulation, which can change at any time and generally would result in an increase to our costs. Real estate development is subject to state and federal regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats.

We are making, and will continue to make, expenditures with respect to our real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future.

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are. The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S.

Our operations are subject to natural risks. Our performance may be adversely affected by weather conditions that delay development or damage property.

Item 2.           Description of Property

The general location of the principal properties held by wholly owned limited liability company subsidiaries of the Company is Dutchess County, New York State.

On January 30, 2004, TRE I acquired the Washington Lanes real estate and improvements, fixtures, and equipment located at 3814 Route 44, Town of Washington, Dutchess County, New York ("TRE I Property").

On April 19, 2004, TRE2 acquired the Dairy Deli, Rte 44, Town of Washington, Dutchess County, New York real estate, improvements, fixtures, and equipment ("TRE2 Property").

On March 10, 2005, Winmark I acquired a total of 215.42 acres of vacant land with frontage on the eastern side of Clinton Corners Road and includes 70.01 acres in the Town of Clinton and 145.41 acres in the Town of Washington, Dutchess County, New York (the "Winmark I Property").

The Company has ownership in fee simple of each of the foregoing the properties and there is no mortgage or lien on any of the properties. The TRE2 Property is subject to a lease described below. Generally, the competitive conditions to which the properties are or may be subject are typical for real estate. See discussion of Risk Factors, above. In the opinion of the management of the Company, all the foregoing properties of the Company are adequately covered by insurance. Further information regarding the above properties is set forth below.

Investment Policies. The policy of the Company is to invest in real estate, including office and apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings, and undeveloped acreage, anywhere in the United States. Operations will use internal personnel, as well as consultants and other real estate professionals. Historically, the Company has used working capital to finance acquisition and development of its properties, but it may seek additional financing from third parties, including banks, other real estate lenders and seller financing. It may also finance its properties and operations by entering into joint ventures, partnerships, etc. with respect to specific properties. Currently, there are no limitations on the number or amount of mortgages which may be placed on any one piece of property. The Company does not currently intend to invest in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities, although there are no limitations on the percentage of assets which may be invested in any one investment, or type of investment, and this policy may be changed without a vote of security holders. The Company's policy is to maximize stockholder value over the long term and it may acquire some assets primarily for possible capital gain and other assets primarily for income, although over time certain assets acquired for one purpose may be repositioned for another.

Description of Real Estate and Operating Data. Pursuant to Item 102 of Regulation S-B, the following information is furnished separately for each property the book value of which amounts to ten percent or more of the total assets of the Company and its consolidated subsidiaries for the last fiscal year, namely the Winmark I Property. With respect to other properties, the information is given as a group of commercial properties.

     Winmark I Property The Winmark I Property consists of 215.42 acres of vacant land with frontage on the eastern side of Clinton Corners Road in the Town of Clinton, New York. The Winmark I Property includes 70.01 acres in the Town of Clinton and extends east to include 145.41 acres in the Town of Washington. The Winmark I Property is rolling, open and lightly wooded land. The topography in the southern portion is level at road grade with two small ponds near the frontage. The rolling topography gradually descends to the Wappinger Creek that forms a portion of the western boundary. The northern half of the Winmark I Property rises from the creek in a northwesterly direction with some level areas. The northwestern portion of the Winmark I Property offers good views of the hills to the southeast. A third pond is located in the northwestern corner. There are some minor wetland areas scattered throughout the Winmark I Property.

The Winmark I Property is situated in the southeastern corner of the Town of Clinton and the northwestern corner of the Town of Washington. The area is rural, residential in character with land use limited to single-family residences, and tracks of vacant land. Limited commercial development is located north of the subject in the Hamlet of Clinton Corners and south of the subject at the intersection of Routes 44 and 82 in the Town of Washington. The main roadway in the area is the Taconic State Parkway, traveling in a north/south direction, providing access to Interstate 84 and regional employment centers. Local shopping and services are concentrated in Millbrook and Pleasant Valley. Regional shopping centers are located west of the subject along the Route 9 corridor and to the southeast in Danbury, Connecticut.

The demand for residential housing in the area is strong with escalating land and housing prices. The high cost of housing and limited supply of vacant land in Westchester and Putnam Counties has caused many homebuyers to seek more affordable housing options in Dutchess County. There are a dwindling number of large tracts of land in the Dutchess area as developers and those wishing to create residential estates have purchased many of the larger parcels. The Winmark I Property is particularly appealing to those wishing to build residential estates and mini-estates.

Portions of the Property bordering the Wappinger Creek are designated flood hazard areas. The bulk of the site is not situated in a designated flood hazard area. Three ponds, a rough interior roadway, and underground electric extend into the site. A Central Hudson Gas and Electric easement, including high-tension wires, crosses the Winmark I Property from the southwest corner to the northeast corner.

An environmental assessment has been made of the Winmark I Property with respect to soil and improvements, contamination by harmful substances, and similar matters. Phase I and Phase II Environmental Site Assessments were conducted on the Winmark I Property by Fuss & O'Neill of New York, P.C. as part of the pre-purchase due diligence process by Tuxis Corporation. The objectives of these environmental site assessments were to identify recognized environmental conditions ("RECs") with regard to the subject site as defined by Standard Practice for Environmental Site Assessments E 2247-02 (ASTM Practice E 2247-02) developed by the American Society for Testing and Materials (ASTM, 2002). A REC means the presence or likely presence of any hazardous substances or petroleum products under conditions that indicate an existing release, a past release, or a material threat of a release of any hazardous substances or petroleum products into structures on the property or into the ground, groundwater, or surface water of the property. The term includes hazardous substances or petroleum products even under conditions in compliance with laws. The term is not intended to include de minimus conditions that generally do not present a material risk of harm to public health or the environment and that generally would not be the subject of an enforcement action if brought to the attention of appropriate governmental agencies. As a result of the Phase I and Phase II environmental site assessments, the subject site boundaries were created and surveyed such that no RECs were identified on the the Winmark I Property.

With respect to relevant zoning issues, a portion of the Winmark I Property consisting of 70.01 acres is situated in the Town of Clinton. According to the Official Zoning Ordinance of the Town of Clinton, that portion of the Winmark I Property is situated in a district designated "CR1, Clustered Development". The principal permitted use in this district is single-family development on a minimum lot size of one acre. The remaining 145.41 acres is situated in the Town of Washington. According to the Official Zoning Ordinance of the Town of Washington, the majority of that portion of the Winmark I Property is situated in a district designated "RL-5, Residential". The principal permitted use in this district is single-family development on a minimum lot size of five acres. A small portion of the Winmark I Property surrounding the Wappinger Creek is situated in a district designated "LC, Land Conservation."

Accordingly, the Company deems the Winmark I Property as suited for development with adequate road frontage, minimal wet areas and rolling topography and that the highest and best use for the Winmark I Property would be for subdivision into oversized residential parcels and development with mini-estates.

The title to the Winmark I Property is held in fee simple and there are no mortgages, liens or encumbrances against such title or any option or contract to sell such title.

The proposed program for the site plan approval and permitting process for the development of the Winmark I Property is estimated to cost at least $300,000 and take up to two years to complete. Financing for this phase of the project is expected to be derived from working capital.

         Commercial Properties. The TRE I Property consists of an approximately
1.70 acre (47,052 square feet) parcel of land located on the south side of Route 44 in the Town of Washington, New York currently improved with an18,598 square foot bowling alley with 16 lanes, a bar, and second floor storage space. The TRE2 Property includes real estate used for a year around ice cream stand, on a land area of .35 acres or 15,246 square feet, with a building area of 1,006 square feet, outbuildings, and fixtures and equipment used in the operation of the stand. Certain additional information about the TRE I Property and the TRE2 Property is set forth in the table below.

                                          TRE I Property   TRE2 Property
----------------------------------------- ---------------- ----------------------------------------------
Occupancy rate                            0                100 %
----------------------------------------- ---------------- ----------------------------------------------
Number of tenants occupying ten percent   N/A              1
or more of the rentable square footage
----------------------------------------- ---------------- ----------------------------------------------
Principal nature of business of each      N/A              Restaurant
such tenant
----------------------------------------- ---------------- ----------------------------------------------
Principal lease provisions                N/A              Net five-year lease commencing April 1,
                                                           2005; annual rental of $45,000 payable in
                                                           equal monthly installments (less a $9,000
                                                           rental rebate in year 1) compounding
                                                           annually an annual cost-of-living adjustment.
----------------------------------------- ---------------- ----------------------------------------------
Principal business, occupations and       N/A              Food service
professions carried on in, or from the
building
----------------------------------------- ---------------- ----------------------------------------------
Average effective annual rental per       N/A
square foot or unit
----------------------------------------- ---------------- ----------------------------------------------
Lease expiration                          N/A              March 31, 2010
----------------------------------------- ---------------- ----------------------------------------------
Number of tenants whose lease will        N/A              1
expire
----------------------------------------- ---------------- ----------------------------------------------
Total area in square feet covered by      N/A              1,006 square feet
Lease
----------------------------------------- ---------------- ----------------------------------------------
Annual rental represented by Lease        N/A              $45,000
----------------------------------------- ---------------- ----------------------------------------------
Percentage of gross annual rental         N/A              100%
represented by Lease
----------------------------------------- ---------------- ----------------------------------------------

With respect to each of the properties and components thereof upon which depreciation is taken:

----------------------------------------- ------------------------------- ----------------------------------------------
Federal tax basis                         N/A                             Building:                             $150,000
                                                                          Building Improvements:                  24,795
                                                                          Fixtures:                              116,862
----------------------------------------- ------------------------------- ----------------------------------------------
Rate                                      N/A                             Building:                                 2.50%
                                                                          Building Improvements:                      20%
                                                                          Fixtures:                                   20%
----------------------------------------- ------------------------------- ----------------------------------------------
Method                                    N/A                             Building:                                  S/L
                                                                          Building Improvements:                     S/L
                                                                          Fixtures:                                  S/L
----------------------------------------- ------------------------------- ----------------------------------------------
Life claimed with respect to such         N/A                             Buiding:                              40 years
property or component thereof for                                         Building Improvements:                 5 years
purposes of depreciation                                                  Fixtures:                              5 years
----------------------------------------- ------------------------------- ----------------------------------------------
Realty tax rate                           $115.82 per thousand dollars    $115.82 per thousand dollars of assessed
                                          of assessed valuation tax rate  valuation tax rate
----------------------------------------- ------------------------------- ----------------------------------------------
Annual realty taxes                       $7,702                          $2,027
----------------------------------------- ------------------------------- ----------------------------------------------
Estimated taxes on any proposed           N/A                             N/A
improvements
----------------------------------------- ------------------------------- ----------------------------------------------


         Office. The Company's principal offices are located at 3814 Route 44, Millbrook, New York 12545, but most of its executive officers are located at 11 Hanover Square, New York, New York 10005. The Company shares the 11 Hanover Square office space of 3,800 square feet and various administrative and other support functions with Winmill & Co. Incorporated ("Winco"), Bexil Corporation, and their affiliates (the "Affiliates") and pays an allocated cost based on an estimated assessment of use and other factors of the rent expense of jointly used office space and overhead expense of various jointly used administrative and support functions incurred by Winco. The Company incurred allocated rent and overhead costs of $97,761 and $49,333 for the years ended December 31, 2005 and 2004, respectively.

Item 3.           Legal Proceedings

From time to time, the Company and its subsidiaries are threatened or named as defendants in litigation arising in the normal course of business. As of December 31, 2005, neither the Company nor any of its subsidiaries was involved in any litigation that, in the opinion of management, was reasonable likely to have a material adverse impact on the consolidated financial statements.

Item 4.           Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during fourth quarter of the year covered by this report.

PART II


Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common Stock trades on the American Stock Exchange under the symbol TUX. There are approximately 246 holders of record of Common Stock as of December 31, 2005. In addition, there are an indeterminate number of beneficial owners of Common Stock that is held in "street name." No dividends were paid on the Common Stock in the past year and the Company does not expect to pay any such dividends in the foreseeable future. The high and low sales prices of the Common Stock during each quarterly period over the last two years were as follows:

                                    2005                           2004
                            ---------------------         ---------------------
                              High         Low              High          Low
First Quarter               $9.1200       $7.1900         $9.9900       $7.7900
Second Quarter              $9.2900       $7.1500         $9.5700       $7.7000
Third Quarter               $9.6100       $8.4100         $7.9900       $6.1100
Fourth Quarter              $9.2500       $7.2500         $7.4700       $6.4800

         Equity Compensation Plan Information

Not applicable

         Recent Sales of Unregistered Securities

None.

         Purchases of Equity Securities By The Issuer

None

         Stockholder Rights Plan

In October 2005, the Board of Directors adopted a stockholder rights plan. To implement the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Tuxis common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on November 3, 2005. Each right entitles the registered holder to purchase from Tuxis one one-thousandth of a share of preferred stock, par value $.01 per share. The rights were distributed as a non-taxable dividend and will expire on November 3, 2015. The rights are evidenced by the underlying Tuxis common stock, and no separate preferred stock purchase rights certificates were distributed. The rights to acquire preferred stock will become exercisable only if a person or group acquires or commences a tender offer for 25% or more of Tuxis' common stock. If a person or group acquires or commences a tender offer for 25% or more of Tuxis' common stock, each holder of a right, except the acquirer, will be entitled, subject to Tuxis' right to redeem or exchange the right, to exercise, at an exercise price of $40.50, the right for one one-thousandth of a share of Tuxis' newly-created Series A Participating Preferred Stock, or the number of shares of Tuxis common stock equal to the holder's number of rights multiplied by the exercise price and divided by 50% of the market price of Tuxis' common stock on the date of the occurrence of such an event. Tuxis' Board of Directors may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 25% or more of Tuxis' common stock.

Item 6.           Management's Discussion and Analysis or Plan of Operation

On October 5, 2005, we ceased to be an investment company regulated under the 1940 Act. Before that time we recorded our net assets at fair value (or market value). After that time, we changed our accounting method and began recording our assets and liabilities on a historical cost basis. We also began consolidating our accounts with the accounts of our wholly owned subsidiaries for financial reporting purposes. As an investment company Regulation S-X, rule 6-03(c)(1) precluded consolidation of any entity, in our case our wholly owned subsidiaries, other than another investment company. This transition resulted in a change in accounting principle, as described in Note 3 to the consolidated financial statements, included below as Item 7 of this Annual Report. For all other assets and liabilities fair value approximated cost at that time and no additional transition adjustment was required. Therefore, the direct comparability of the 2005 and 2004 financial statements was affected when we ceased to be regulated under the 1940 Act. As a result, the financial statements for 2004, the period before we de-registered, included in Item 7 are presented on a different basis than those of 2005, the period after de-registration.

                  Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements in Item 7. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We believe that our most critical accounting policies relate to our valuation of investment real estate and commercial leasing assets, our allocation of costs, and our fair valuation policy.

Investment in Real Estate and Commercial Leasing Assets. Real estate held for use is stated at the lower of cost or fair value less costs to sell, and includes acreage, development, construction and carrying costs, and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs, if any, are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when events or circumstances indicate that an asset's carrying amount may not be recoverable, an impairment test is performed. Events or circumstances that we consider indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws) and current period or projected operating cash flow losses from rental properties. Impairment tests for properties to be held and used, including rental properties, involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

Our expected future cash flows are affected by many factors including the economic condition of the Dutchess County, New York market, the performance of the real estate industry in the markets where our properties are located, our financial condition, which may influence our ability to develop real estate, and governmental regulations.

Because any one of these factors could substantially affect our estimate of future cash flows, this is a critical accounting policy because these estimates could result in us either recording or not recording an impairment loss based on different assumptions. Impairment losses are generally substantial charges. We have not recorded any such impairment charges. Any impairment charge would more likely than not have a material effect on our results of operations.

The estimate of our future revenues is also important because it is the basis of our development plans and also a factor in our ability to obtain the financing necessary to complete our development plans. If our estimates of future cash flows from our properties differ from expectations, then our financial and liquidity position may be compromised, which could result in our suspending some or all of our development activities.

Allocation of Salary and Overhead Costs. We capitalize a portion of our salary and overhead costs and also expense a portion of these costs directly to operations based on the activities of our employees that are directly engaged in these activities. In order to allocate salary costs, we periodically evaluate our "corporate" personnel activities to see what, if any, time is associated with activities that would normally be capitalized or considered part of operations. After determining the appropriate aggregate allocation, we apply these factors to our salary costs to determine the appropriate allocations. Other overhead items are specifically identified at the time of purchase to determine whether the cost should be capitalized or expensed. Generally, overhead costs for our properties under development are capitalized. This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized. In accordance with paragraph 7 of Statement of Financial Accounting Standard No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS 67"), we only capitalize direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) that are used to support our development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development. We charge to expense indirect costs that do not clearly relate to a real estate project such as salary and allocated expenses related to the Executive Chairman.

Fair Value Accounting. The Fair Value Accounting policy, applied to years 2004 and prior, when we were subject to the reporting requirements of the 1940 Act. The primary assets for which no market quotations existed in 2004 were our investments in real estate held by wholly owned subsidiaries TRE I and TRE2. In 2004, these assets comprised approximately 13% of our net assets. In management's opinion, the other assets and other liabilities historical costs were deemed to approximate fair value. As a general principle, the current "fair value" of an asset would be the amount we might reasonably expect to receive for it upon its current sale, in an orderly manner. There is a range of values that are reasonable for such assets at any particular time. Generally, cost at purchase, which reflects an arm's length transaction, was the primary factor used to determine fair value until significant developments affecting the holding (such as result of operations or changes in general market conditions) provided a basis for use of an appraisal valuation. In determining the "cost" of real estate properties, we rely on current accounting guidelines set forth in SFAS 67 and, as a general principle, costs clearly associated with the acquisition, development, and construction of a real estate project are capitalized as a cost of that project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which the costs relate. Such purchase cost and subsequent capitalized costs are, however, subject to fair valuation and impairment charges. Appraisal valuations are based upon such factors as book value, earnings, cash flow, the market prices for similar securities of comparable assets, an assessment of the asset's current and future financial prospects, ownership agreements, and various other factors and assumptions, such as discount rates, valuation multiples, and future growth projections. Additional factors which might be considered include: financial standing of the issuer; the business and financial plan of the issuer and comparison of actual results with the plan; size of position held and the liquidity of the market; contractual restrictions on disposition; pending public offering with respect to the financial instrument; pending reorganization activity affecting the financial instrument (such as merger proposals, tender offers, debt restructurings, and conversions); ability of the issuer to obtain needed financing; changes in the economic conditions affecting the issuer; a recent purchase or sale of a security of the issuer. Appraisal valuations are necessarily subjective and management's estimate of values may differ materially from amounts actually received upon the disposition of the holding. The Board of Directors reviewed valuation methodologies on a quarterly basis to determine their appropriateness.

                  Real Estate Acquisitions, Leasing, and Development Activities

In January 2004, we acquired through our wholly owned subsidiary TRE I the Washington Lanes real estate and improvements, fixtures, and equipment located in the Town of Washington, Dutchess County, New York ("TRE I Property"). The TRE I Property is a 1.7 acre property with an 18,598 square foot facility. In December 2005, we were granted all approvals and special permit by the Planning Board of the Town of Washington for our plan to re-develop the TRE I Property for use as a retail center, to be called Millbrook Commons.

 In April 2004, TRE2 acquired the Dairy Deli in the Town of Washington, Dutchess County, New York real estate, improvements, fixtures, and equipment ("TRE2 Property"). The TRE2 Property includes real estate used for a year around ice cream stand, on a land area of .35 acres or 15,246 square feet, with a building area of 1,006 square feet, outbuildings, and fixtures and equipment used in the operation of the stand. We entered into a net five-year lease commencing on April 1, 2005, for an annual rental of $45,000 payable in equal monthly installments (less a $9,000 non-cash rebate in year 1) compounding annually an annual cost-of-living adjustment.

In March 2005, Winmark I acquired a total of 215.42 acres of vacant land comprised of 70.01 acres in the Town of Clinton and 145.41 acres in the Town of Washington in Dutchess County, New York (the "Winmark I Property"). We deem the Winmark I Property as suited for development with adequate road frontage, minimal wet areas and rolling topography and that the highest and best use for the Winmark I Property would be for subdivision into oversized residential parcels and development with mini-estates.

                  Results of Operations

Revenue. We earned rental income from the lease of our TRE2 Property of $37,369 in 2005 compared to $20,250 in 2004. The increase of was due to an increase from the prior lease in the rentals under a new lease for the property entered into in April 2005.

Expenses. Total expenses were $729,882 in 2005 compared to $487,232 in 2004, an increase of $242,650. The increase in total expenses was primarily due to increases in compensation and benefits, the cost of operating the TRE2 Property, and allocated overhead costs from the Affiliates.

Compensation and benefits increased approximately $126,000 in 2005. The increase was primarily due to a one-time $50,000 bonus and a $50,000 salary increase to the CEO. The Board of Directors approved the bonus in 2004 and payment contingent upon our successful de-registration as an investment company that occurred in October 2005. The bonus was paid to the CEO effective with the de-registration order received from the SEC.

The expenses for operating the TRE2 property including depreciation, maintenance and repairs, and allocated salary increased approximately $60,000 in 2005 from 2004. The increase was due to 2005 being the first full year of operation and as such the operating costs were expensed as opposed to 2004 when the costs incurred in the development of the property were capitalized.


Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco and its subsidiaries are allocated to the Affiliates. These costs increased approximately $49,000 in 2005 to $98,000 from $49,000 in 2004.

Non-operating income. Non-operating income of $168,852 in 2005 compared to $85,869 in 2004 was earned from investments in a money market fund and other interest bearing investments and the increase was attributable to the increase in money market yields in 2005 from 2004. In 2004, as we were winding down our operations as a registered investment company we had a net realized gain from sales of investment securities of $1,588,376. In 2005, prior to receiving the de-registration order, the cost of our property holdings exceeded its fair value by $115,006.

The net loss for the year ended December 31, 2005 was $558,741 or a loss of $0.57 per share on a diluted basis.

                  Liquidity and Capital Resources

Historically, we have had adequate liquidity to fund our operations.

We did not pay a dividend in 2005. In 2004 and prior years, when we were an investment company we had a managed distribution policy and paid quarterly dividends. We paid our last dividend under this policy of $0.15 per share in March 2004. The declaration of future dividends and the amount thereof will depend on our future earnings, financial factors, and other events.

In managements opinion, we should be able to generate adequate amounts of cash to meet our anticipated obligations. In the event temporary additional liquidity is required, we believe that a line of credit or other arrangement could be obtained by pledging some or all of our unencumbered assets as collateral.

Item 7.           Financial Statements

Financial Statements required by Item 310(a) of Regulation S-B.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2005

Consolidated Statement of Income for the Year Ended December 31, 2005

Statement of Operations for the Year Ended December 31, 2004

Statement of Changes in Net Assets for the Year Ended December 31, 2004 and Consolidated Statement of Changes in Shareholders' Equity for the Year Ended December 31, 2005

Consolidated Statement of Cash Flows for the Year Ended December 31, 2005

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Shareholders of Tuxis Corporation New York, New York

We have audited the accompanying consolidated balance sheet of Tuxis Corporation and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2005 and statements of operations (predecessor basis) and changes in net assets (predecessor basis) for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005, the results of its operations for the years ended December 31, 2005 and 2004, its cash flows for the year ended December 31, 2005, and its changes in net assets for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 3 to the financial statements, in 2005 the Company completed the process of de-registering as a filer under the Investment Company Act of 1940 and now files in accordance with the Securities Exchange Act of 1934. As a result, the financial statements for the period subsequent to the de-registration are presented on a different basis of accounting than those for periods prior to the de-registration and, therefore, are not directly comparable.


/s/TAIT, WELLER & BAKER LLP
March 28, 2006
Philadelphia, Pennsylvania

TUXIS CORPORATION

CONSOLIDATED BALANCE SHEET

December 31, 2005


-------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                             $ 5,310,837
    Accounts receivable and prepaid expenses                                   12,837
                                                                          -----------
      Total current assets                                                  5,323,674
                                                                          -----------
Property held for use:

    Under development                                                       3,059,552
    Leased, net                                                               345,330
Other assets                                                                   10,346
                                                                          -----------
                                                                            3,415,228
                                                                          -----------
      Total assets                                                        $ 8,738,902
                                                                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                   $ 150,478
    Income taxes                                                               33,252
                                                                            ---------
      Total current liabilities                                               183,730
                                                                            ---------

Commitments and contingencies (Note 10)                                             -

Shareholders' equity

    Common stock, $0.01 par value, 999,900,000 shares authorized;
      983,776 shares issued and outstanding                                     9,838
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                          -
    Additional paid-in capital                                              9,954,515
    Deficit                                                                (1,409,181)
                                                                           ----------

      Total shareholders' equity                                            8,555,172
                                                                           ----------

      Total liabilities and shareholders' equity                          $ 8,738,902
                                                                          ===========

TUXIS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31, 2005
--------------------------------------------------------------------------------

Revenue
    Rental income                                                      $ 37,369
                                                                       --------

                                                                         37,369
                                                                       --------

Expenses
    Employee compensation and benefits                                  399,557
    General and administrative                                          181,123
    Professional                                                        149,202
                                                                       --------

                                                                        729,882
                                                                       --------

Operating loss                                                         (692,513)

Non-operating revenue (expense)
    Dividends                                                           168,652
    Unrealized depreciation on holdings                                (115,006)
                                                                       --------

Loss before income taxes and cumulative effect
    of change in accounting principle                                  (638,867)

Income tax                                                               34,880
                                                                       --------

Loss before cumulative effect of change in accounting principle        (673,747)

Cumulative effect to October 5, 2005 of change in
    accounting principle (Note 3)                                       115,006
                                                                       --------

Net loss                                                             $ (558,741)
                                                                     ==========

Basic and diluted per share net loss:
    Loss before cumulative efffect of accounting change                 $ (0.69)
    Cumulative effect of accounting change                                 0.12
                                                                        -------

    Net loss                                                            $ (0.57)
                                                                       ========

Basic and diluted weighted average common shares outstanding            983,776

TUXIS CORPORATION

STATEMENT OF OPERATIONS (Predecessor Basis)

Year Ended December 31, 2004
--------------------------------------------------------------------------------

Income:
    Interest                                                           $ 63,755
    Dividends                                                            22,114
    Rental income                                                        20,250
                                                                       --------

      Total income                                                      106,119
                                                                       --------

Expenses:
    Salaries and employees costs                                        273,099
    Professional fees                                                    87,454
    Directors                                                            31,404
    Accounting                                                           21,966
    Property maintenance                                                 13,821
    Transfer agent                                                       11,614
    Printing                                                              6,589
    Custodian                                                             2,452
    Other                                                                38,833
                                                                       --------

      Total expenses                                                    487,232
                                                                       --------

      Net loss                                                         (381,113)
                                                                       --------

Realized and Unrealized Gain (Loss) on Holdings:
    Net realized gain on holdings                                     1,502,507
    Unrealized depreciation on holdings                                (828,738)
                                                                      ----------

      Net realized and unrealized gain on holdings                      673,769
                                                                      ---------

      Net increase in net assets resulting from operations            $ 292,656
                                                                      =========

TUXIS CORPORATION

STATEMENT OF CHANGES IN NET ASSETS
FOR THE YEAR ENDED DECEMBER 31, 2004 (Predecessor Basis) and
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 2005
-------------------------------------------------------------------------------

                                                                                  2004
                                                                           (Predecessor Basis)
                                                                         -------------------------
Operations
    Net loss                                                                           $ (381,113)
    Net realized gain on holdings                                                       1,502,507
    Unrealized depreciation on holdings                                                  (828,738)
                                                                         -------------------------

      Net change in net assets from operations                                            292,656

Distributions to shareholders
    Tax return of capital ($0.15 per share)                                              (146,333)

Capital share transactions
    Increase in net assets from reinvestment of distributions                              78,174
                                                                         -------------------------

      Total change in net assets                                                          224,497

Net assets
    Balance as of January 1, 2004                                                       8,889,416
                                                                         -------------------------

    Balance as of December 31, 2004                                                   $ 9,113,913
                                                                         =========================




                                                                                  2005
                                                                         -------------------------

Net assets to allocate to shareholders' equity at January 1, 2005                     $ 9,113,913
                                                                         -------------------------

Common stock, par value
    Allocated balance as of January 1, 2005; 983,776 shares,
      $0.01 par value (Predecessor Basis)                                                   9,838
                                                                         -------------------------

    Balance as of  December 31, 2005 (983,776 shares, $0.01 par value)                      9,838
                                                                         -------------------------

Additional paid in capital
    Allocated balance as of January 1, 2005 (Predecessor Basis)                       $ 9,954,515
                                                                         -------------------------

    Balance as of December 31, 2005                                                     9,954,515
                                                                         -------------------------

Retained earnings (deficit)
    Allocated balance as of January 1, 2005 (Predecessor Basis)                          (850,440)
    Net loss                                                                             (558,741)
                                                                         -------------------------

    Balance as of December 31, 2005                                                    (1,409,181)
                                                                         -------------------------

Total shareholders' equity at December 31, 2005                                       $ 8,555,172
                                                                         =========================


TUXIS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2005
--------------------------------------------------------------------------------

Cash flows from operating activities

    Net loss                                                     $ (558,741)

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Depreciation                                                 26,327
    Increase in accounts receivable and prepaid expense              (7,968)
    Increase in accounts payable and accrued expenses                51,145
    Increase in income taxes payable                                 32,060
    Increase in other assets and liabilities                         (6,216)
                                                                  ----------

      Net cash used in operating activities                        (463,393)
                                                                  ----------

Cash flows from investing activities

Purchase of real estate                                          (1,759,201)
Development of real estate                                         (288,922)
Purchase of equipment                                                (2,447)
                                                                 -----------

      Net cash used in investing activities                      (2,050,570)
                                                                 -----------

      Net decrease in cash and cash equivalents                  (2,513,963)

Cash and cash equivalents
    Beginning of year                                             7,824,800
                                                                  ---------

    End of year                                                 $ 5,310,837
                                                                ===========

Supplemental disclosure:
    Income taxes paid                                              $ 2,320

TUXIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND FORMATION OF THE COMPANY

Tuxis Corporation ("Tuxis" or the "Company") is a real estate development and services company that acquires and manages properties in Dutchess County, New York through its wholly owned subsidiaries.

Tuxis was incorporated under the laws of the State of Maryland on December 8, 1983 and commenced operations on March 7, 1984 as Bull & Bear Tax-Free Income Fund, a diversified series of shares of Bull & Bear Municipal Securities, Inc., an open-end management investment company registered under the Investment Company Act of 1940 (the "1940 Act"). On November 8, 1996, upon stockholder approval, Tuxis registered under the 1940 Act as a closed-end investment company as Bull & Bear Municipal Income Fund, Inc. by filing Forms N-8A and N-2. In 1998, stockholders approved proposals to change the Company's investment objective and certain investment policies, to change the Company's name to Tuxis Corporation, and to change the classification of Tuxis from a diversified investment company to a non-diversified investment company.

In October 2001, the Company's stockholders approved proposals to change the nature of the Company's business so as to cease to be an investment company and to amend the Company's fundamental investment policies regarding concentration and investing directly in real estate. Subsequently, the Company's management ceased all activities relating to investment securities and established operations in the real estate business.

On October 5, 2005, the SEC issued an order declaring that the Company had ceased to be an investment company effective immediately. As a result, we are currently a publicly held company subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are no longer subject to regulation under the 1940 Act. The Company's shares are currently listed on the American Stock Exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

                 Tuxis Real Estate I LLC ("TRE I")
                 Tuxis Real Estate II LLC ("TRE 2")
                 Tuxis Real Estate Brokerage LLC ("TREB")
                 Tuxis Operations LLC ("TOP")
                 Winmark Properties I LLC ("Winmark I")

All significant intercompany accounts and transactions have been eliminated in consolidation.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are primarily used in the determination of investment impairment and expense allocations. Actual results may differ from those estimates.

Investment in Real Estate and Commercial Leasing Assets

Real estate held for use is stated at the lower of cost or fair value less costs to sell, and includes acreage, development, construction and carrying costs, and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs, if any, are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when events or circumstances indicate that an asset's carrying amount may not be recoverable, an impairment test is performed. Events or circumstances that the Company considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws) and current period or projected operating cash flow losses from rental properties. Impairment tests for properties to be held and used, including rental properties, involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, the Company determines fair value using valuation techniques such as discounted expected future cash flows. Impairment tests for properties held for sale, including undeveloped and developed properties, involve management estimates of fair value based on estimated market values for similar properties in similar locations and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the long-lived asset to fair value less costs to sell is required. No impairment losses are reflected in the accompanying consolidated statement of income.

Cash and Cash Equivalents

Investments in money market funds and short-term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At December 31, 2005, the Company held approximately $5,160,000 in a money market fund.

Revenue Recognition

Rental income is derived from an operating lease and is recognized on the straight-line method of accounting under which rental income based on the contractual rent increases or rebates is recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is recorded as deferred rent receivable on the consolidated balance sheet. The lease agreement provides for an annual increase in rent based on a published statistical index. This additional rent is recognized on an accrual basis.

Properties and Equipment

Properties and equipment are stated at cost. Acquisitions and additions are capitalized while routine maintenance and repairs, which do not improve the asset or extend its life, are charged to expense when incurred. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets as follows: 40 years for buildings acquired; lesser of the life 5 years or the lease term for tenant improvements and furniture, fixtures, and equipment.

Income Taxes

The Company and its subsidiaries file consolidated income tax returns. The Company's method of accounting for income taxes conforms to the Financial Accounting Standards Board ("FASB")'s Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized.

Reporting Segment

The Company's primary business is the ownership, development, and management of real estate with a geographic concentration in Dutchess County, New York. Accordingly, the Company has concluded it currently has a single reportable segment for Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" purposes.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. At December 31, 2005, there was no variance between the basic and diluted loss per share due to there being no potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2005:

Loss before cumulative effect of accounting change                   $ (673,747)
Cumulative effect of accounting change                                  115,006
                                                                     -----------

    Net loss                                                         $ (558,741)
                                                                     ===========

Basic and diluted weighted-average common shares outstanding            983,776
                                                                     ===========

Basic and diluted net loss per share of common stock
    Loss before cumulative effect of accounting change                  $ (0.69)
    Cumulative effect of accounting change                                 0.12
                                                                     -----------

    Net loss                                                            $ (0.57)
                                                                     ===========

3. CHANGE IN ACCOUNTING PRINCIPLE

Effective with an SEC order on October 5, 2005, the Company ceased to be a registered investment company pursuant to Section 8(f) of the 1940 Act. As a registered investment company, the Company recorded its net assets at fair value (or market value). At December 31, 2004, the fair value of the net assets and the cost of the net assets were the same. Upon de-registration, the Company began reporting its assets and liabilities on a historical cost basis.

As a consequence of de-registration, the Company changed its method of accounting for its investments in its wholly owned subsidiaries. The Company began reporting its investments in subsidiaries at cost and consolidating the accounts of its subsidiaries with the accounts of the Company.

The cumulative effect of the change in accounting principle to October 5, 2005, was as follows:

Property held for use:
    At market value                                                    $ (3,234,377)
    At cost                                                               3,349,383
                                                                       ------------

Total cumulative effect of the change in accounting principle             $ 115,006
                                                                       ============

The effect of the new accounting principle on 2004 net income has not been computed on a pro forma basis, since the Company's predecessor basis was as a registered investment company.

4. PROPERTY ACQUISITION

On March 10, 2005, the Company acquired through its wholly owned subsidiary Winmark I, a 215 acre parcel of undeveloped land located in Clinton Corners and Millbrook, New York for an aggregate price $1,951,700 in cash. The purchase price was allocated to long-lived assets.

5. PROPERTIES AND EQUIPMENT

At December 31, 2005, properties and equipment consisted of:

Property held for use - under development
    Land and land improvements                                       $ 2,008,707
    Building and building improvements                                 1,050,845
                                                                     -----------

                                                                       3,059,552
                                                                     -----------

Property held for use - under lease
    Land                                                                  80,000
    Building and building improvements                                   174,795
    Equipment and fixtures                                               116,862
                                                                     -----------

                                                                         371,657
    Less accumulated depreciation                                         26,327
                                                                     -----------

                                                                         345,330
                                                                     -----------

                                                                     $ 3,404,882
                                                                     ===========

At December 31, 2005, the Company's investment in real estate included approximately 217 acres of land located in northern Dutchess County, New York. The principal holdings of the Company are located in Mabbettsville, New York. The Mabbetsville properties consists of a 0.35 acre leased commercial property with a 1,875 square foot restaurant facility and an adjacent 1.7 acre property with a 18,598 square foot facility which is currently being developed for use as a retail center. The Company has begun initial development work on 215 acres of raw real estate it holds in Clinton Corners and Washington, New York.

6. FUTURE MINIMUM RENTS

The Company, through its subsidiary TRE 2, executed a five year operating lease for its 1,875 square foot commercial property commencing on April 1, 2005. The lease terms provide for a non-cash rebate of $9,000 during the first year of the lease. The lease payments are subject to an annual adjustment compounded annually based on the cost-of-living adjustment as determined by the U.S. Department of Labor, Bureau of Statistics, Consumer Price Index, or if no longer calculated, similar adjustment. A third party has guaranteed the lease payments for the first two years of the lease of approximately $81,000.

The excess of contractual rental income over rental income recognized on a straight line basis of $9,000 is being amortized over the term of the lease.

Future minimum rentals under the non-cancellable operating lease are as follows:

        Year               Minimum Rent
---------------------  --------------------

        2006                      $ 45,000
        2007                        45,000
        2008                        45,000
        2009                        45,000
        2010                        11,250
                       --------------------

       Total                     $ 191,250
                       ====================


7. INCOME TAXES

The income tax provision is comprised of the following:

                                                                    2005
                                                            --------------------
Current provision:
    Federal                                                          $        -
    State and local                                                      34,880
                                                           --------------------

      Total current provision                                            34,880
                                                           --------------------

Deferred provision                                                           -
                                                           --------------------

Total provision for income taxes                                     $   34,880
                                                           ====================

Deferred taxes are comprised of the following:

 2005
                                                          ---------------------
Deferred tax assets:
    Net operating loss carryforward                                $ 574,506 (1)
    Net capital loss carryforward                                     15,100 (1)
                                                          ---------------------

    Total deferred tax assets                                         589,606

Valuation allowance                                                  (589,606)
                                                          ---------------------

Deferred tax assets after the valuation allowance                  $        -
                                                          =====================

(1) Represents the effect of the current year operating loss and the recognition of the operating and capital loss carryforwards related to the Company when it operated as a regulated investment company.

At December 31, 2005, the net operating loss carryforwards of $1,374,689 expires as follows: $38,741 in 2022, $332,365 in 2023, $442,592 in 2024, and $560,991 in
2025. The capital loss carryforward of $36,742 expires in 2008.

The difference between the effective provision (benefit) for income taxes and the amount computed using the U.S. federal income tax rate is as follows:


                                                                         2005
                                                                      ----------
Statutory  U.S federal rate                                              (34.0)%

State income taxes, net of federal benefit                                 3.7

Valuation allowance for deferred tax assets                               35.8
                                                                      ----------
Effective tax rate                                                         5.5 %
                                                                      ==========

8. SIMPLE IRA PLAN

The Company sponsors a SIMPLE IRA Plan for substantially all of its qualified employees. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. The Company contributed $8,175 and $0 to the plan for the years ended December 31, 2005 and 2004, respectively.

9. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated ("Winco"), Bexil Corporation ("Bexil"), and their affiliates (collectively with Tuxis, the "Affiliates"). At December 31, 2005, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 224,666 shares of the Company and 222,644 shares of Bexil, or 23% and 25%, respectively, of the outstanding common stock.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. At December 31, 2005, the Company had a payable to Winco related to these costs of $7,761. The Company incurred allocated rent and overhead costs of $77,761 and $36,000 for the years ended December 31, 2005 and 2004, respectively.

Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), performed certain accounting services for the Company. At December 31, 2005, the Company had a payable to MMC related to these costs of $20,000. The Company incurred accounting services costs performed by MMC of $20,000 and $13,333 for the years ended December 31, 2005 and 2004, respectively.

10. COMMITMENTS AND CONTINGENCIES

At December 31, 2005 there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company's financial statements.

11. STOCKHOLDER RIGHTS PLAN

In October 2005, the Board of Directors adopted a stockholder rights plan. To implement the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Tuxis common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on November 3, 2005. Each right entitles the registered holder to purchase from Tuxis one one-thousandth of a share of preferred stock, par value $.01 per share. The rights were distributed as a non-taxable dividend and will expire on November 3, 2015. The rights are evidenced by the underlying Tuxis common stock, and no separate preferred stock purchase rights certificates were distributed. The rights to acquire preferred stock will become exercisable only if a person or group acquires or commences a tender offer for 25% or more of Tuxis' common stock. If a person or group acquires or commences a tender offer for 25% or more of Tuxis' common stock, each holder of a right, except the acquirer, will be entitled, subject to Tuxis' right to redeem or exchange the right, to exercise, at an exercise price of $40.50, the right for one one-thousandth of a share of Tuxis' newly-created Series A Participating Preferred Stock, or the number of shares of Tuxis common stock equal to the holder's number of rights multiplied by the exercise price and divided by 50% of the market price of Tuxis' common stock on the date of the occurrence of such an event. Tuxis' Board of Directors may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 25% or more of Tuxis' common stock.

On October 24, 2005, the Board of Directors authorized the reclassification of 100,000 unissued shares of common stock of the Company (from among 1,000,000,000 shares of common stock, $0.01 par value, of the Company which are authorized) into 100,000 shares of Series A Participating Preferred Stock, par value $0.01 per share, of the Company.

12. BUSINESS RISK AND UNCERTANTIES

The Company is vulnerable to concentration risks because our real estate activities are in one market: Dutchess County, New York. Our properties are located in northern Dutchess County, New York. The geographic concentration and limited number of projects expose our operations to local economic downturns and adverse project-specific risks. Our properties can be significantly affected thereby also affecting our financial condition and results of operations.

The TRE2 property is leased to a single tenant and accounted for approximately 90% of the rental income as of December 31, 2005. A default by this tenant would impact the results of the consolidated total. Future minimum rents from this tenant are $191,250.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

         Changes in Internal Controls

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

Not applicable.

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

The following list contains the names, ages, positions and lengths of service of all directors and executive officers of the Company.

      Name                       Position                                      Years of Service            Age
      ----                       --------                                      ----------------            ---
                                                                            Director        Officer
                                                                            --------        -------
Bassett S. Winmill               Chairman of the Board                          23            23           76

Mark C. Winmill                  President, Chief Executive Officer,             2             4           48
                                 Director

Russell E. Burke III             Director                                        9             -           59

Peter M. Kuhlman                 Director                                        2             -           53

Frederick A. Parker, Jr.         Director                                        4             -           79

Thomas B. Winmill, Esq.          General Counsel                                 -            17           46

Robert J. Mathers                Vice President of Operations                    -             2           38

Thomas O'Malley                  Treasurer, Chief Financial Officer,             -             1           47
                                 Chief Accounting Officer

John F. Ramirez                  Vice President, Chief Compliance Officer
                                 Secretary                                       -             1           28

Set forth below is a description of the business experience of the directors and executive officers of the Company during the past five years.

BASSETT S. WINMILL - Chairman of the Board of the Company, as well as Bexil Corporation and Global Income Fund, Inc. and of Winmill & Co. Incorporated ("WCI") and certain of its affiliates. Mr. Winmill is a member of the New York Society of Security Analysts, the Association for Investment Management and Research, and the International Society of Financial Analysts. Mr. Winmill was born on February 10, 1930. He is the father of Mark C. Winmill and Thomas B. Winmill.

MARK C. WINMILL - President and Chief Executive Officer of the Company. From 2000 to 2002, he was principally engaged as Chairman of the Thanksgiving Foundation. He was Chief Operating Officer of Bull & Bear Securities, Inc. ("BBSI"), a nationwide discount broker, from 1999 to 2000. He was also president and director of BBSI from 1987 until 1999 when WCI sold BBSI to The Royal Bank of Canada. He was co-president and director of WCI and its affiliates from 1990 to 1999 and an officer and director of the investment companies managed by its subsidiaries from 1987 to 1999. Mr. Winmill was born on November 26, 1957. He is a son of Bassett S. Winmill.

RUSSELL E. BURKE III - President of Russell E. Burke III, Inc. Fine Art. Mr. Burke was born on August 23, 1946.

PETER M. KUHLMAN - Partner of Acquest International L.P., a merger and acquisition consulting firm. From 1986 to 1990 he was Managing Director of Translink International, Inc., a Swiss investment banking firm. Mr. Kuhlman was born on December 29, 1952.

FREDERICK A. PARKER, JR. - Retired President and Chief Executive Officer of American Pure Water Corporation, a manufacturer of water purifying equipment. Mr. Parker was born on November 14, 1926.

THOMAS B. WINMILL, ESQ. - General Counsel of the Company, and Chief Executive Officer and a director of Bexil Corporation as well as Foxby Corp., Global Income Fund, Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., and Midas Dollar Reserves, Inc. and of WCI and certain of its affiliates. Mr. Winmill is a member of the New York State Bar and the SEC Rules Committee of the Investment Company Institute. Mr. Winmill was born on June 25, 1959. He is the son of Bassett S. Winmill.

ROBERT J. MATHERS - Vice President of Operations since 2004. Mr. Mathers has over 20 years of experience in commercial property management. Mr. Mathers was born on May 5, 1967.

THOMAS O'MALLEY - Treasurer, Chief Financial Officer and Chief Accounting Officer since 2001. He is also Chief Financial Officer and Treasurer of Bexil Corporation, Foxby Corp., Global Income Fund, Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., and Midas Dollar Reserves, Inc. and of WCI and certain of its affiliates. Mr. O'Malley was born on July 22, 1958.

JOHN F. RAMIREZ - Vice President, Chief Compliance Officer, and Secretary. He is also Vice President, Secretary and Chief Compliance Officer of Bexil Corporation, Foxby Corp., Global Income Fund, Inc., Midas Fund, Inc., Midas Special Equities Fund, Inc., and Midas Dollar Reserves, Inc. and of WCI and certain of its affiliates. Mr. Ramirez is a member of the Chief Compliance Officer Committee of the Investment Company Institute. Mr. Ramirez was born on April 29, 1977.

The Company has a standing Audit Committee that consists of Russell E. Burke III, Peter M. Kuhlman, and Frederick A. Parker, Jr., each of whom has been determined by the Company's board of directors to be an audit committee financial expert and "independent" as that term is used in Item 7(d)(3)(iv) of
Schedule 14A under the Exchange Act.

The Company has adopted a Code of Conduct and Ethics, adopted pursuant to American Stock Exchange Company Guide Section 807 and Regulation SB Item 406, which applies to all Company directors, officers and employees, as well as to directors, officers and employees of each consolidated subsidiary of Tuxis Corporation. The Code of Ethics is posted on the Company's web site at www.tuxis.com.

Based solely on the information from Forms 3, 4, and 5 furnished to it and in the case of officers and directors, representation letters, the Company believes that the directors, officers, and owners of more than 10 percent of the common stock of the Company have filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year, except for the following:

          1) One late Form 3 filing on behalf of Ault Glazer Bodnar & Company Investment Management LLC.

          2)   One late Form 3 filing on behalf of John F. Ramirez.

          3) One late Form 4 filing made with respect to one transaction filed on behalf of Ault Glazer Bodnar & Company Investment Management LLC.

          4) One late Form 4 filing made with respect to one transaction filed on behalf of Investor Service Center, Inc. 5) Eight late Form 4 filings made with respect to ten transactions filed on behalf of Milton C. Ault III.

Item 10.   Executive Compensation

The following information and tables set forth the information required under the Securities and Exchange Commission's executive compensation rules.

         Summary Compensation Table

The following table sets forth compensation for the fiscal years ended December 31, 2005, 2004, and 2003 received by the Company's Chief Executive Officer and Executive Chairman of the Board of Directors. No other executive officer of the Company serving at the end of fiscal year 2005 had total annual salary and bonus in fiscal year 2005 in excess of $100,000.


                                                                          Awards              Payouts
                                                                          ------              -------
                                                                      Other   Securites                      Long-Term
                                                                     Annual   Restricted     Underlying      incentive    All other
                                                                    compensa-   stock         options/          plan      compensa-
Name and Principal Position      Year     Salary ($)    Bonus ($)    tion($)  award(s)($)      SARs(#)        payouts($)    tion($)
----------------------------     ----     ----------    ---------   --------  -----------    ----------      -----------  ----------
Mark C. Winmill                  2005      $ 200,000     $ 85,000     $ -        $ --             -              $ -      $ 7,203(1

  President and Chief            2004      $ 150,000     $ 35,000     $ -        $ --             -              $ -      $   766(1)

  Executive Officer              2003      $ 100,000     $ 20,000     $ -        $ --             -              $ -      $     -



Bassett S. Winmill               2005      $ 200,000     $ 35,000     $ -        $ --             -              $ -      $     -

  Executive Chairman of          2004      $ 200,000     $ 35,000     $ -        $ --             -              $ -      $     -

  the Board of Directors         2003      $ 200,000     $ 35,000     $ -        $ --             -              $ -      $     -

(1) Represents a matching contribution to a SIMPLE IRA plan and club dues.

      Option Grants Table

Not applicable.

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Not applicable.

         Long-Term Incentive Plan Awards Table

Not applicable.

         Compensation of Directors

Directors of the Company or its subsidiaries who are employees or spouses of employees do not receive fees for attendance at Board meetings. Currently, non-employee directors of the Company are compensated for services provided as a director, as follows: $3,000 for each quarterly regular meeting attended; $750 as a retainer paid quarterly; and $250 per special meeting attended. Members of the Audit Committee are paid $250 per meeting (when not held near the time of a regular directors meeting or a committee meeting for which the director is compensated). Members of the Governance, Compensation and Nominating Committee are paid $1,000 per annum for their services.

         Employment Contracts

The Company has no employment or termination contracts with any of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Security Ownership of Certain Beneficial Owners

The table below sets forth for person (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities based on their filings with the Securities and Exchange Commission.

 Title of class         Name and address of beneficial owner            Amount and nature of              Percent of
                                                                        beneficial ownership                class
------------------------------------------------------------------------------------------------------------------------
Common Stock           Bassett S. Winmill                                 229,913 shares (2)               23.37%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock           Winmill & Co. Incorporated                          224,666 shares (3)               22.84%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock           Investor Service Center, Inc.                       224,666 shares                   22.84%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
Common Stock           Milton C. Ault, III(1)                             121,100 shares                    12.31%
                       Ault Glazer Bodnar & Company Investment
                       Management, LLC
                       1800 Century Park East, Suite 200
                       Los Angeles, CA 90067


(1)  According to a Schedule 13D/A filed March 16, 2006.

(2) Bassett S. Winmill has indirect beneficial ownership of 224,666 of these shares, as a result of his status as a controlling person of Winmill & Co. Incorporated and Investor Service Center, Inc., the direct beneficial owner. Mr. Winmill disclaims beneficial ownership of the shares held by Investor Service Center, Inc.

(3) Winmill & Co. Incorporated has indirect beneficial ownership of these shares, as a result of its status as a controlling person of Investor Service Center, Inc., the direct beneficial owner.

         Security Ownership of Management as of February 28, 2006

    Title of class     Name and address of beneficial owner        Amount and nature of beneficial     Percent of class
                                                                              ownership
------------------------------------------------------------------------------------------------------------------------
     Common Stock      Bassett S. Winmill                               229,913 shares (1)                23.37%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
     Common Stock      Mark C. Winmill                                   10,514 shares (2)                 1.07%
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
     Common Stock      Thomas B. Winmill                                     32 shares (3)                     *
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
     Common Stock      Russell E. Burke III                               1,000 shares                         *
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
     Common Stock      Peter M. Kuhlmann                                  3,400 shares                         *
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
     Common Stock      Frederick A. Parker, Jr.                             500 shares                         *
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
     Common Stock      Thomas O'Malley                                        0                                *
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
     Common Stock      John F. Ramirez                                        0                                *
                       11 Hanover Square
                       New York, New York 10005
------------------------------------------------------------------------------------------------------------------------
     Common Stock      Directors and executive officers as a            245,359 shares                    24.94%
                       group
------------------------------------------------------------------------------------------------------------------------

(1) Bassett S. Winmill has indirect beneficial ownership of 224,666 of these shares, as a result of his status as a controlling person of Winmill & Co. Incorporated and Investor Service Center, Inc., the direct beneficial owner. Mr. Winmill disclaims beneficial ownership of the shares held by Investor Service Center, Inc. Bassett S. Winmill is the father of Mark C. Winmill and Thomas B. Winmill.

(2) Mark C. Winmill is the son of Bassett S. Winmill and brother of Thomas B. Winmill.

(3) Thomas B. Winmill is the son of Bassett S. Winmill and brother of Mark C. Winmill.

* Less than 1%.

Item 12. Certain Relationships and Related Transactions

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated ("Winco"), Bexil Corporation ("Bexil"), and their affiliates (collectively with Tuxis, the "Affiliates"). At December 31, 2005, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 224,666 shares of the Company and 222,644 shares of Bexil, or 23% and 25%, respectively, of the outstanding common stock.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. At December 31, 2005, the Company had a payable to Winco related to these costs of $7,761. The Company incurred allocated rent and overhead costs of $97,761 and $49,333 for the years ended December 31, 2005 and 2004, respectively.

Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), performed certain accounting services for the Company. At December 31, 2005, the Company had a payable to MMC related to these costs of $20,000. The Company incurred accounting services costs performed by MMC of $20,000 and $13,333 for the years ended December 31, 2005 and 2004, respectively.

Item 13. Exhibits

(a) The following exhibits are incorporated as part of this 10-KSB annual report:

3.1-1 Amended and Restated Articles of Incorporation (the "Charter") filed on 11/08/1996 as Exhibit 2(a) to the Company's Registration Statement Form N-2 (Registration No. 811-3934) ("Form N-2") are hereby incorporated by reference.

3.1-2    Articles of Amendment dated 8/31/98 to the Charter filed herewith.

3.1-3 Form of Articles Supplementary to the Charter filed on Form NSAR-A on 08/29/2005 are hereby incorporated by reference.

3.1-4 Form of Articles Supplementary to the Charter of Series A Participating Preferred Stock filed on 11/01/2005 as Exhibit 1 to the Company's Registration Statement on Form 8-A is hereby incorporated by reference.

3.2 Amended By-Laws filed on Form NSAR-A on 08/29/2005 are hereby incorporated by reference.

4.1-1    Specimen common stock certificate.  Filed herewith.

21       Subsidiaries of the small business issuer. Filed herewith.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by Tait, Weller & Baker LLP ("Tait Weller"), our independent auditors, for professional services rendered for the fiscal years ended December 31, 2005 and 2004. The information below includes amounts billed or expected to be billed for these services.

         Audit Fees

The aggregate fees billed or expected to be billed by Tait Weller for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and 2004 were $26,500 and $11,500, respectively.

         Audit-Related Fees

The aggregate fees billed by Tait Weller for services rendered to the Company, other than the services described above under "Audit Fees," for the fiscal years ended December 31, 2005 and 2004 were $0 and $1,000, respectively. These audit-related services included the issuance of reports on internal controls and reviews of the financial statements included in the Company's Semi-Annual Report on Form N-CSR for those fiscal years.

Tax Fees

The aggregate fees billed by Tait Weller for tax compliance, tax advice, and tax planning services rendered to the Company for the fiscal years ended December 31, 2005 and 2004 were $5,000 and $3,500, respectively.

         All Other Fees

The aggregate fees billed by Tait Weller other services rendered to the Company for the fiscal years ended December 31, 2005 and 2004 were $2,500 and $0, respectively. These services related to deregistration of the Company as an investment company under the 1940 Act.

It is the Audit Committee's policy to approve in advance the types of audit, audit-related, tax, and any other services to be provided by the Company's independent registered public accounting firm.

The Audit Committee has approved all of the aforementioned independent registered public accounting firm's services and fees for 2005 and 2004 and, in doing so, has considered whether the provision of such services is compatible with maintaining independence.

 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TUXIS CORPORATION


March 31, 2006         By:  /s/ Thomas O'Malley
                            ---------------------------------------------------
                            Thomas O'Malley
                            Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 31, 2006          By: /s/ Basset S. Winmill
                            ----------------------------------------------------
                            Bassett S. Winmill, Chairman of the Board,
                            Director


March 31, 2006          By: /s/ Mark C. Winmill
                            ----------------------------------------------------
                            Mark C. Winmill, President,
                            Chief Executive Officer, Director


March 31, 2006          By: /s/ Russell E. Burke III
                            ----------------------------------------------------
                            Russell E. Burke, Director



March 31, 2006          By: /s/ Peter M. Kuhlman
                            ----------------------------------------------------
                            Peter M. Kuhlman, Director



March 31, 2006          By: /s/ Frederick A. Parker, Jr.
                            ----------------------------------------------------
                            Frederick A. Parker, Jr., Director

3.1-2 Articles of Amendment dated 8/31/98 to the Charter.


                     BULL & BEAR MUNICIPAL INCOME FUND, INC.

                              ARTICLES OF AMENDMENT

THIS IS TO CERTIFY THAT:

            FIRST: The charter of Bull & Bear Municipal Income Fund, Inc., a Maryland corporation (the "Corporation"), is hereby amended by deleting existing
Article II in its entirety and substituting in lieu thereof a new article to read as follows:

                                ARTICLE II NAME

            The name of the corporation (hereinafter called the "Corporation") is Tuxis Corporation."

            SECOND: The amendment to the charter of the Corporation as set forth above has been duly advised by the Board of Directors and approved by the stockholders of the Corporation as required by law.

            THIRD: The undersigned Co-President acknowledges these Articles of Amendment to be the corporate act of the Corporation and as to all matters or facts required to be verified under oath, the undersigned Co-President acknowledges that to the best of his knowledge, information and belief, these matters and facts are true in all material respects and that this statement is made under the penalties for perjury.

            IN WITNESS WHEREOF, the Corporation has caused these Articles to be signed in its name and on its behalf by its Co-President and attested to by its Secretary on this 31st day of August, 1998.

ATTEST:                                       BULL & BEAR MUNICIPAL
                                              INCOME FUND, INC.



/s/                                           By:  /s/
--------------------------                    ---------------------------------
Deborah Ann Sullivan, Esq.                    Thomas B. Winmill
Secretary                                     Co-President

Exhibit 4.1-1     Specimen common stock certificate

NUMBER                     TUXIS CORPORATION                                            SHARES
TC                  Incorporated under the laws of the State of Maryland


COMMON STOCK                                                                          COMMON STOCK
                                                                                       CUSIP 901144 10 5
                                                                              SEE REVERSE FOR CERTAIN DEFINITIONS


This certifies that

is the owner of

FULLY PAID AND NON-ASSESSABLE SHARES OF THE COMMON STOCK, $.01 PAR VALUE, OF

                                Tuxis Corporation

transferable only on the books of the Corporation in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This Certificate is not valid unless countersigned and registered by the Transfer Agent and Registrar. Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

Dated:
                              TUXIS CORPORATION.
                                 CORPORATE SEAL
/s/ Monica Pelaez                     1983                 /s/ Thomas B. Winmill
Secretary                           MARYLAND                   President


COUNTERSIGNED AND REGISTERED:
      AMERICAN STOCK TRANSFER & TRUST COMPANY
             (New York, NY)                                  TRANSFER AGENT
                                                             AND REGISTRAR

BY

            Authorized Signature.

                               Tuxis Corporation

         The corporation will furnish without charge to each stockholder who so requests, a statement of the powers, designations, preferences and relative, participating, optional, or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

         The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM -- as tenants in common

TEN ENT -- as tenants by the entireties

JT TEN - as joint tenants with right of survivorship and not as tenants in common

UNIF GIFT MIN ACT-- ________ (Cust) Custodian ________ (Minor) under the Uniform Gifts to Minors Act__________(State)

     Additional abbreviations may also be used though not in the above list

 For value received,__________ hereby sell, assign and transfer unto __________

PLEASE INSERT SOCIAL SECURITY OR OTHER IDENTIFYING NUMBER OF ASSIGNEE
--------------------
--------------------------------------------------------------------------------
(PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING POSTAL ZIP CODE, OF ASSIGNEE)
_____________________ Shares of the Stock represented by the within Certificate, and do hereby irrevocably constitute and appoint _______ Attorney to transfer the said stock on the Books of the within-named Corporation with full power of substitution in the premises.

Dated

----------
----------------------------------
Signature

----------------------------------
THE SIGNATURE TO THIS ASSIGNMENT MUST CORRESPOND WITH THE NAME AS WRITTEN UPON THE FACE OF THE CERTIFICATE IN EVERY PARTICULAR WITHOUT ALTERATION OR ENLARGEMENT OR ANY CHANGE WHATEVER.

Exhibit 21 Subsidiaries of the small business issuer filed herewith.

Tuxis Corporation has the following subsidiaries:
Company Name                                Jurisdiction of Incorporation

Tuxis Real Estate I LLC                     New York, United States
Tuxis Real Estate II LLC                    New York, United States
Tuxis Real Estate Brokerage LLC             New York, United States
Tuxis Operations LLC                        New York, United States
Winmark Properties I LLC                    New York, United States

Exhibit 31.1

              Certification - Exchange Act Rules 13a-14 and 15d-14

I, Mark C. Winmill, certify that:

1. I have reviewed this annual report on Form 10-KSB of Tuxis Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-1f(f) and 15d-15(f) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [omitted in accordance with SEC Release Nos. 33-8238 and 34-47986];

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2006
/s/ Mark C. Winmill
Chief Executive Officer

Certification - Exchange Act Rules 13a-14 and 15d-14

I, Thomas O'Malley, certify that:

1. I have reviewed this annual report on Form 10-KSB of Tuxis Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [omitted in accordance with SEC Release Nos. 33-8238 and 34-47986];

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuers internal control over financial reporting that occurred during the small business issuers most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuers' internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 31, 2006
/s/ Thomas O'Malley
Chief Financial Officer

                         CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Tuxis Corporation on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark C. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Mark C. Winmill
Mark C. Winmill
Chief Executive Officer
March 31, 2006

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Tuxis Corporation on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
March 31, 2006