Form 10QSB
period 2006-03-31
TUXIS CORP
filed 2006-05-15
CIK 736952

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the period ended March 31, 2006

   |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ___________ to ___________

                        Commission File Number 001-12321

                                Tuxis Corporation
                 (Name of small business issuer in its charter)

          Maryland                                       13-3196171
  (State of incorporation)                  (I.R.S. Employer Identification No.)

11 Hanover Square, New York, New York                      10005
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: 1-212-785-9300

           Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class                         Name of each exchange on which registered
                     Common Stock                                      American Stock Exchange
       Rights to Purchase Series A Participating                       American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

The number of shares outstanding of the issuer's classes of common equity, as of May 1, 2006: Common Stock, par value $.01 per share - 983,776 shares.
================================================================================

INDEX

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                                                                                                           PAGE
                                                                                                  --------------
                                                                                                              3
Condensed Consolidated Balance Sheet at March 31, 2006 (unaudited)

Condensed Consolidated Statements of Income for the Three Months Ended March 31,
2006 and 2005 (unaudited)                                                                                     4

Condensed  Consolidated  Statements  of Cash Flows for the Three Months Ended March 31, 2006 and
2005 (unaudited)                                                                                              5

Notes to Condensed Consolidated Financial Statements (unaudited)                                              6

Item 2. Management's Discussion and Analysis or Plan of Operation                                            13

Item 3. Controls and Procedures                                                                              19

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                   19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                          19
Item 3. Defaults Upon Senior Securities                                                                      19
Item 4. Submission of Matters to a Vote of Security Holders                                                  19
Item 5. Other Information                                                                                    19
Item 6. Exhibits                                                                                             19

CERTIFICATION SIGNATURES                                                                                     21

                                TUXIS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and cash equivalents                                                                   $ 5,136,302
    Accounts receivable and prepaid expenses                                                         13,968
                                                                                                     ------
      Total current assets                                                                        5,150,270
                                                                                                  ---------
Property held for use:
    Under development                                                                             3,144,178
    Leased, net                                                                                     337,310
Other assets                                                                                         11,329
                                                                                                     ------
                                                                                                  3,492,817
                                                                                                  ---------
      Total assets                                                                              $ 8,643,087
                                                                                                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                         $ 268,811
                                                                                                  ---------
      Total current liabilities                                                                     268,811
                                                                                                    -------
Commitments and contingencies (Note 10)                                                                   -

Shareholders' equity
    Common stock, $0.01 par value, 999,900,000 shares authorized;
      983,776 shares issued and outstanding                                                           9,838
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                                                -
    Additional paid-in capital                                                                    9,954,515
    Deficit                                                                                      (1,590,077)
                                                                                                 ----------
      Total shareholders' equity                                                                  8,374,276
                                                                                                  ---------
      Total liabilities and shareholders' equity                                                $ 8,643,087
                                                                                                ===========

See notes to the condensed consolidated financial statements.

                                TUXIS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    2006                 2005
                                                                                    ----                 ----
                                                                                 (Unaudited)          (Unaudited)
Revenue
    Rental income                                                                 $ 10,800              $     -
                                                                                  --------              -------

                                                                                    10,800                    -
                                                                                    ------

Expenses
    Employee compensation and benefits                                             141,166               94,219
    General and administrative                                                      53,864               26,016
    Professional                                                                    35,800               32,507
                                                                                    ------               ------
                                                                                   230,830              152,742
                                                                                   -------              -------
Operating loss                                                                    (220,030)            (152,742)

Non-operating revenue (expense)
    Dividends                                                                       49,670               37,653
    Unrealized depreciation on holdings                                                  -              (12,707)
                                                                                   -------              -------

Loss before income taxes                                                          (170,360)            (127,796)

Income tax                                                                          10,536                  600
                                                                                    ------                  ---

Net loss                                                                        $ (180,896)          $ (128,395)
                                                                                ==========           ==========

Basic and diluted per share net loss:

Net loss                                                                           $ (0.18)             $ (0.13)

Basic and diluted weighted average common shares outstanding                       983,776              983,776

See notes to the condensed consolidated financial statements.

                                TUXIS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                2006                    2005
                                                                                                ----                    ----
                                                                                            (Unaudited)              (Unaudited)
Cash flows from operating activities

    Net loss                                                                                $ (180,896)             $ (128,395)

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Depreciation                                                                             8,020                   1,824
        Unrealized depreciation on holdings                                                          -                  12,707
    (Increase) decrease in accounts receivable and prepaid expense                              (1,131)                  1,865
    Increase (decrease) in accounts payable and accrued expenses                                84,098                 (16,971)
                                                                                                ------                 -------
      Net cash used in operating activities                                                    (89,909)               (128,970)
                                                                                               -------                 -------

Cash flows from investing activities

Purchase of real estate                                                                              -              (1,759,201)
Development of real estate                                                                     (84,626)               (288,922)
Purchase of equipment                                                                                -                  (2,447)
                                                                                                ------                  ------

      Net cash used in investing activities                                                    (84,626)             (2,050,570)
                                                                                               -------               ---------

      Net decrease in cash and cash equivalents                                               (174,535)             (2,179,540)

Cash and cash equivalents
    Beginning of period                                                                      5,310,837               7,824,800
                                                                                             ---------               ---------
    End of period                                                                          $ 5,136,302             $ 5,645,260
                                                                                           ===========              ==========
Supplemental disclosure:
    Income taxes paid                                                                      $    21,806             $       600

See notes to the condensed consolidated financial statements.

                                TUXIS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

1. ORGANIZATION AND FORMATION OF THE COMPANY

Tuxis Corporation ("Tuxis" or the "Company") is a real estate development and services company that acquires and manages properties primarily in Dutchess County, New York through its wholly owned subsidiaries.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

                   Tuxis Real Estate I LLC ("TRE I")
                   Tuxis Real Estate II LLC ("TRE2")
                   Tuxis Real Estate Brokerage LLC ("TREB")
                   Tuxis Operations LLC ("TOP")
                   Winmark Properties I LLC ("Winmark I")

All significant intercompany accounts and transactions have been eliminated in consolidation.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are primarily used in the determination of long-lived asset impairment and expense allocations. Actual results may differ from those estimates.

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

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when events or circumstances indicate that an asset's carrying amount may not be recoverable, an impairment test is performed. Events or circumstances that the Company considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws), and current period or projected operating cash flow losses from rental properties. Impairment tests for properties to be held and used, including rental properties, involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, the Company determines fair value using valuation techniques such as discounted expected future cash flows. Impairment tests for properties held for sale, including undeveloped and developed properties, involve management estimates of fair value based on estimated market values for similar properties in similar locations and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the long-lived asset to fair value less costs to sell is required. No impairment losses are reflected in the accompanying consolidated statement of income.

Cash and Cash Equivalents

Investments in money market funds and short-term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At March 31, 2006, the Company held approximately $5,000,000 in a money market fund.

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

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. At March 31, 2006, there was no variance between the basic and diluted loss per share due to there being no potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               2006               2005
                                                                               ----               ----
Net loss                                                                   $ (180,896)         $ (128,395)

Basic and weighted-average common shares outstanding                          983,776             983,776
                                                                              =======             =======

Basic and diluted net loss per share of common stock
    Net loss                                                                  $ (0.18)            $ (0.13)

3. CHANGE IN ACCOUNTING PRINCIPLE

Prior to October 5, 2005, the Company operated under the 1940 Act as a non-diversified closed-end management investment company. As such the Company recorded its net assets at fair value (market value). The SEC approved the application for de-registration of the Company as a registered investment company on October 5, 2005. Therefore, the quarter ended December 31, 2005, reflected the non-recurring charge relating to the change in accounting method for the cumulative effect of recording investments in its wholly owned subsidiaries at fair value to consolidating such subsidiaries.

4. PROPERTY ACQUISITION

On March 10, 2005, the Company acquired through its wholly owned subsidiary Winmark I, a 215 acre parcel of undeveloped land located in Clinton Corners and Millbrook, New York for an aggregate price $1,951,700 in cash. The purchase price was allocated to long-lived assets.

5. PROPERTIES AND EQUIPMENT

At March 31, 2006, properties and equipment consisted of:

Property held for use - under development
    Land and land improvements                                                         $           2,040,803
    Building and building improvements                                                             1,103,375
                                                                                       ---------------------

                                                                                                   3,144,178
                                                                                       ---------------------

Property held for use - under lease
    Land                                                                                              80,000
    Building and building improvements                                                               174,795
    Equipment and fixtures                                                                           116,862
                                                                                       ---------------------

                                                                                                     371,657
    Less accumulated depreciation                                                                     34,347
                                                                                       ---------------------

                                                                                                     337,310
                                                                                       ---------------------

                                                                                       $           3,481,488
                                                                                       =====================


At March 31, 2006, our principal real estate holdings are currently in the Millbrook and Clinton Corners areas of northern Dutchess County, New York. Our most significant holdings are the 215.42 acre parcel of undeveloped land located in the Towns of Washington (Millbrook) and Clinton (Clinton Corners) and the 18,598 square foot commercial property in Mabbettsville, New York now known as "Millbrook Commons" (formerly known as "Washington Lanes"). We also own an adjacent 1,006 square foot commercial property known as the Mabbettsville Dairy Cream.

6. FUTURE MINIMUM RENTS

The Company, through its subsidiary TRE2, executed a five year operating lease for its 1,006 square foot commercial property commencing on April 1, 2005. The lease terms provide for a non-cash rebate of $9,000 during the first year of the lease. The lease payments are subject to an annual adjustment compounded annually based on the cost-of-living adjustment as determined by the U.S. Department of Labor, Bureau of Statistics, Consumer Price Index, or if no longer calculated, similar adjustment. A third party has guaranteed the lease payments for the first two years of the lease of approximately $81,000.

The excess of contractual rental income over rental income recognized on a straight-line basis of $9,000 is being amortized over the term of the lease.

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
                                       ====================

7. INCOME TAXES

The income tax provision is comprised of the following:

                                                                2005
                                                         --------------------
Current provision:
    Federal                                                   $     -
    State and local                                            10,536
                                                         --------------------

      Total current provision                                  10,536
                                                         --------------------

Deferred provision                                                  -
                                                         --------------------

Total provision for income taxes                              $ 10,536
                                                         ====================

As of March 31, 2006, deferred taxes were comprised of the following:

Deferred tax assets:
    Net operating loss carryforward                          $ 641,092 (1)
    Net capital loss carryforward                               15,100 (1)
                                                        ---------------------

    Total deferred tax assets                                  656,192

Valuation allowance                                           (656,192)
                                                        ---------------------

Deferred tax assets after the valuation allowance            $       -
                                                        =====================


(1) Represents the effect of the current year operating loss and the recognition of the operating and capital loss carryforwards related to the Company when it operated as a regulated investment company.

As of December 31, 2005, the net operating loss carryforwards of $1,374,689 expires as follows: $38,741 in 2022, $332,365 in 2023, $442,592 in 2024, and
$560,991 in 2025. The capital loss carryforward of $36,742 expires in 2008.

At March 31, 2006, the difference between the effective provision (benefit) for income taxes and the amount computed using the U.S. federal income tax rate is as follows:

Statutory U.S federal rate                                          (34.0)%
State income taxes, net of federal benefit                            4.1
Valuation allowance for deferred tax assets                          36.1
                                                                     ----
Effective tax rate                                                    6.2 %
                                                                      ===



8. DEFINED CONTRIBUTION PLAN

In 2006, the Company began participating in a 401(k) retirement plan for substantially all of its qualified employees. The plan is sponsored by an affiliate of the Company, Winmill & Co. Incorporated. Contributions to this plan are based upon a percentage of salaries of eligible employees and are accrued and funded on a current basis. Total plan expense for the three months ended March 31, 2006 was $14,220. The Company did not participate in the 401(k) plan for the three months ended March 31, 2005.

9. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winmill & Co. Incorporated ("Winco"), Bexil Corporation ("Bexil"), and their affiliates (collectively with Tuxis, the "Affiliates"). At March 31, 2006, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 234,666 shares of the Company and 222,644 shares of Bexil, or 23% and 25%, respectively, of the outstanding common stock. Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees. At March 31, 2006, the Company had a payable to MMC for compensation and benefit expenses of $139,997.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. At March 31, 2006, the Company had a payable to Winco related to these costs of $28,761. The Company incurred allocated rent and overhead costs of $21,000 and $10,500 for the three months ended March 31, 2006 and 2005, respectively.

In 2005 MMC, performed certain accounting services for the Company. The Company incurred accounting services costs performed by MMC of $0 and $4,998 for the three months ended March 31, 2006 and 2005, respectively.

10. COMMITMENTS AND CONTINGENCIES

At March 31, 2006, there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company's financial statements.

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

12. BUSINESS RISK AND UNCERTANTIES

The Company is vulnerable to concentration risks because our current real estate activities are in one market: Dutchess County, New York. Our properties are located in northern Dutchess County, New York. The geographic concentration and limited number of projects expose our operations to local economic downturns and adverse project-specific risks. Our properties can be significantly affected thereby also affecting our financial condition and results of operations.

The TRE2 property is leased to a single tenant and accounted for all of the rental income for the three months ended March 31, 2006. A default by this tenant would impact the results of the consolidated total. Future minimum rents from this tenant are $191,250.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward Looking Information

Information or statements provided by or on behalf of the Company from time to time, including those within this Quarterly Report on Form 10-QSB, may contain certain "forward-looking information", including information relating to anticipated growth in revenues or earnings per share, anticipated changes in the amount and composition of assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including, but not limited to, those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the SEC, press releases, conferences, or otherwise, contain "forward looking information" and are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates", "estimates", "expects", "intends", "plans", "predicts", "projects", "believes", or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important facts that could cause actual results to differ materially from those discussed in the forward-looking statements include those set forth in the section below entitled "Risk Factors." The listing of risks described in the section below entitled "Risk Factors" is not exhaustive.

Other sections of this report may include reference to the additional factors, which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of known risk factors on the Company business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The Company undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors, which may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

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

We are engaged in the acquisition, development, management and sale of commercial and undeveloped land real estate properties located primarily in the Northeastern United States. We conduct real estate operations on properties we own through our wholly owned subsidiaries. Our primary goal going forward is to increase the intrinsic value of the Company over time through operations in real estate and related services. Currently we are in the process of adding to our portfolio of real estate properties and related services.

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


On October 5, 2005, we ceased to be an investment company regulated under the 1940 Act. Before that time we recorded our net assets at fair value (or market value). After that time, we changed our accounting method and began recording our assets and liabilities on a historical cost basis. We also began consolidating our accounts with the accounts of our wholly owned subsidiaries for financial reporting purposes. As an investment company Regulation S-X, rule 6-03(c)(1) precluded consolidation of any entity, in our case our wholly owned subsidiaries, other than another investment company. This transition resulted in a change in accounting principle, as described in Note 3 to the consolidated financial statements, included below as Item 1 of this Quarterly Report. For all other assets and liabilities fair value approximated cost at that time and no additional transition adjustment was required.

         Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the notes to the consolidated financial statements in Item 1. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We believe that our most critical accounting policies relate to our valuation of long-lived assets, our allocation of costs, and our fair value accounting policy.

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

Fair Value Accounting.The Fair Value Accounting policy, applied to years 2004 and prior, when we were subject to the reporting requirements of the 1940 Act. The primary assets for which no market quotations existed in 2004 were the interests in real estate held by wholly owned subsidiaries TRE I and TRE2. In 2004, these assets comprised approximately 13% of our net assets. In management's opinion, the other assets and other liabilities historical costs were deemed to approximate fair value. As a general principle, the current "fair value" of an asset would be the amount we might reasonably expect to receive for it upon its current sale, in an orderly manner. There is a range of values that are reasonable for such assets at any particular time. Generally, cost at purchase, which reflects an arm's length transaction, was the primary factor used to determine fair value until significant developments affecting the holding (such as result of operations or changes in general market conditions) provided a basis for use of an appraisal valuation. In determining the "cost" of real estate properties, we rely on current accounting guidelines set forth in SFAS 67 and, as a general principle, costs clearly associated with the acquisition, development, and construction of a real estate project are capitalized as a cost of that project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which the costs relate. Such purchase cost and subsequent capitalized costs are, however, subject to fair valuation and impairment charges. Appraisal valuations are based upon such factors as book value, earnings, cash flow, the market prices for similar securities of comparable assets, an assessment of the asset's current and future financial prospects, ownership agreements, and various other factors and assumptions, such as discount rates, valuation multiples, and future growth projections. Additional factors which might be considered include: financial standing of the issuer; the business and financial plan of the issuer and comparison of actual results with the plan; size of position held and the liquidity of the market; contractual restrictions on disposition; pending public offering with respect to the financial instrument; pending reorganization activity affecting the financial instrument (such as merger proposals, tender offers, debt restructurings, and conversions); ability of the issuer to obtain needed financing; changes in the economic conditions affecting the issuer; a recent purchase or sale of a security of the issuer. Appraisal valuations are necessarily subjective and management's estimate of values may differ materially from amounts actually received upon the disposition of the holding. The Board of Directors reviewed valuation methodologies on a quarterly basis to determine their appropriateness.

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

         Results of Operations

Revenue. We earned rental income from the lease of our TRE2 Property of $10,800 for the three months ended March 31, 2006 compared to $0 for the three months ended March 31, 2005. The lease for the TRE2 property commenced in April 2005.

Expenses. Total expenses increased approximately $78,000 for the three months ended March 31, 2006 compared to 2005. The increase in total expenses was primarily due to increases in compensation and benefits and general and administrative expenses.

Compensation and benefits increased approximately $46,000 in for the three months ended March 31, 2006 compared to 2005. The increase was primarily due the our matching contribution to the Winco 401(k) plan of approximately $14,000 and to allocated compensation and benefit expenses for jointly used administrative and support functions incurred by Winco and charged to the Affiliates of approximately $26,000. For the three months ended March 31, 2005, we did not participate in the 401(k) plan. In 2005, before we received our de-registration order from the SEC, the cost of jointly used administrative and support functions was performed by Winco's subsidiary MMC under agreement for $20,000 per annum.

General and administrative expenses increased approximately $28,000 in the three months ended March 31, 2006 compared to 2005. The increase was primarily due to an increase in rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco and its subsidiaries which are allocated to the Affiliates. These costs increased approximately $10,000 in the three months ended March 31, 2006 compared to 2005. Other increases to general and administrative expenses for the three months ended March 31, 2006 compared to 2005 were approximately $10,000 consisting of printing, mailing, and proxy costs for shareholder communications and approximately $6,000 in depreciation expense for the TRE2 property.

Non-operating income. Non-operating income increased approximately $25,000 for the three months ended March 31, 2006 compared to 2005. Dividends earned from our money market fund investment increased approximately $12,000 due to the rise in money market yields in 2006 from 2005. For the three months ended March 31, 2005, as we were still operating as a registered investment company we had an unrealized loss due to the cost of our property holdings exceeded its fair value by approximately $12,000.

The net loss for the year three months ended March 31, 2006 was $180,896 or a loss of $0.18 per share on a diluted basis.

         Liquidity and Capital Resources

Historically, we have had adequate liquidity to fund our operations.

In management's opinion, we should be able to generate adequate amounts of cash to meet our anticipated obligations. In the event temporary additional liquidity is required, we believe that a line of credit or other arrangement could be obtained by pledging some or all of our unencumbered assets as collateral.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

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

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TUXIS CORPORATION

Dated: May 15, 2006                              By :   /s/Thomas O'Malley
                                                        ------------------
                                                        Thomas O'Malley
                                                        Chief Financial Officer,
                                                        Chief Accounting Officer

              Certification - Exchange Act Rules 13a-14 and 15d-14

I, Mark C. Winmill, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Tuxis Corporation ("small business issuer");

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Date: May 15, 2006
/s/ Mark C. Winmill
Chief Executive Officer

              Certification - Exchange Act Rules 13a-14 and 15d-14

I, Thomas O'Malley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tuxis Corporation ("small business issuer");

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Date: May 15, 2006
/s/ Thomas O'Malley
Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Tuxis Corporation on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark C. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Mark C. Winmill
Mark C. Winmill
Chief Executive Officer
May 15, 2006

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tuxis Corporation on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
May 15, 2006