Form 10QSB
period 2006-06-30
TUXIS CORP
filed 2006-08-14
CIK 736952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------
                                   FORM 10-QSB
                               ------------------

(Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 2006


     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ___________ to ___________

                        Commission File Number 001-12321
                               ------------------
                                Tuxis Corporation
                 (Name of small business issuer in its charter)
                               ------------------

                       Maryland                                              13-3196171
               (State of incorporation)                         (I.R.S. Employer Identification No.)

         11 Hanover Square, New York, New York                                  10005
       (Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: 1-212-785-9300
                               ------------------
          Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                         Name of each exchange on which registered
                     Common Stock                                      American Stock Exchange
       Rights to Purchase Series A Participating                       American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

The number of shares outstanding of the issuer's classes of common equity, as of August 14, 2006: Common Stock, par value $.01 per share - 983,776 shares.

INDEX

PART I. FINANCIAL INFORMATION                                                                         PAGE
Item 1. Financial Statements (Unaudited)
------------------------------------------------------------------------------------------------- --------------


Condensed Consolidated Balance Sheet at June 30, 2006                                                   3

Condensed Consolidated Statements of Income - Three months ended June 30, 2006
and 2005 - Six months ended June 30, 2006 and 2005                                                      4

Condensed Consolidated Statements of Cash Flows
        - Six months ended June 30, 2006 and 2005                                                       5
Notes to Condensed Consolidated Financial Statements

                                                                                                        6
Item 2. Management's Discussion and Analysis or Plan of Operation                                      14
Item 3. Controls and Procedures                                                                        21

PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                                              21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                    21
Item 3. Defaults Upon Senior Securities                                                                21
Item 4. Submission of Matters to a Vote of Security Holders                                            21
Item 5. Other Information                                                                              22
Item 6. Exhibits                                                                                       22

CERTIFICATION SIGNATURES                                                                               24

                                TUXIS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

--------------------------------------------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                                   $ 4,726,097
    Accounts receivable and prepaid expenses                                                         12,328
                                                                                                     ------

      Total current assets                                                                        4,738,425
                                                                                                  ---------

Properties and equipment, net                                                                     3,558,300
Other assets                                                                                         10,655
                                                                                                     ------

                                                                                                  3,568,955
                                                                                                  ---------

      Total assets                                                                              $ 8,307,380
                                                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                          $ 78,426
                                                                                                   --------

      Total current liabilities                                                                      78,426
                                                                                                     ------

Commitments and contingencies (Note 13)                                                                   -

Shareholders' equity
    Common stock, $0.01 par value, 999,900,000 shares authorized;
      983,776 shares issued and outstanding                                                           9,838
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                                                -
    Additional paid-in capital                                                                    9,958,863
    Deficit                                                                                      (1,739,747)
                                                                                                 ----------
      Total shareholders' equity                                                                  8,228,954
                                                                                                  ---------
      Total liabilities and shareholders' equity                                                $ 8,307,380
                                                                                                ===========

See notes to the condensed consolidated financial statements.

                                TUXIS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                               Three Months Ended                       Six Months Ended
                                                                   June 30,                                  June 30,
                                                          2006                 2005                 2006                 2005
                                                      -------------        -------------       -------------        -------------
                                                       (Unaudited)          (Unaudited)         (Unaudited)          (Unaudited)

Revenue
    Rental income                                       $ 10,800          $    8,765           $   21,600           $    9,265
                                                        --------             -------             --------              -------
                                                          10,800               8,765               21,600                9,265
                                                          ------               -----               ------                -----
Expenses
    Employee compensation and benefits                   132,694              97,465              273,860              191,684
    General and administrative                            40,493              42,021               91,357               68,036
    Professional                                          33,319              36,781               72,119               69,288
                                                          ------              ------               ------               ------
                                                         206,506             176,267              437,336              329,008
                                                        --------             -------              -------              -------
Operating loss                                          (195,706)           (167,502)            (415,736)            (319,743)

Non-operating revenue (expense)
    Dividends                                             53,836              37,745              103,506               74,898
    Unrealized depreciation on holdings                        -             (44,606)                   -              (57,313)
                                                         -------             -------              -------              -------
Loss before income taxes                                (141,870)           (174,363)            (312,230)            (302,158)
Income taxes                                               7,800               2,847               18,336                3,447
                                                           -----               -----               ------                -----

Net loss                                              $ (149,670)         $ (177,210)          $ (330,566)          $ (305,605)
                                                       ==========          ==========           ==========           ==========

Basic and diluted per share net loss:
Net loss                                              $    (0.15)         $    (0.18)          $    (0.34)          $    (0.31)

Basic and diluted weighted average common
    shares outstanding                                   983,776             983,776              983,776              983,776


See notes to the condensed consolidated financial statements.

                                TUXIS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                          2006                       2005
                                                                                          ----                       ----
                                                                                       (Unaudited)                (Unaudited)

Cash flows from operating activities

    Net loss                                                                          $ (330,566)                $ (305,605)

    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
        Depreciation                                                                      16,041                      6,765
        Non-cash stock compensation                                                        4,348                          -
        Unrealized depreciation on holdings                                                    -                     57,313
    (Decrease) increase in income taxes payable                                          (33,170)                       700
    (Decrease) increase in accounts payable and accrued expenses                         (71,934)                    18,996
                                                                                         -------                     ------

      Net cash used in operating activities                                             (415,281)                  (221,831)
                                                                                        --------                   --------

Cash flows from investing activities

Purchase of real estate                                                                        -                 (1,759,201)
Development of real estate                                                              (169,459)                  (128,554)
Purchase of equipment                                                                          -                     (2,600)
                                                                                         -------                     ------

      Net cash used in investing activities                                             (169,459)                (1,890,355)
                                                                                        --------                 ----------
      Net decrease in cash and cash equivalents                                         (584,740)                (2,112,186)

Cash and cash equivalents
    Beginning of period                                                                5,310,837                  7,824,800
                                                                                       ---------                  ---------
    End of period                                                                    $ 4,726,097                $ 5,712,614
                                                                                     ===========                ===========

Supplemental disclosure:
    Income taxes paid                                                                $    30,006                $       600


See notes to the condensed consolidated financial statements.

                                TUXIS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

Properties and Equipment

Properties are stated at the lower of fair value, less costs to sell, or cost, which includes acreage, development, construction and carrying costs, and other related costs. Certain carrying costs are capitalized on properties currently under development. Capitalized costs are assigned to individual components of a project under development, as practicable, whereas other common costs, if any, are allocated based on a relative value method as appropriate under the circumstances.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when events or circumstances indicate that an asset's carrying amount may not be recoverable, an impairment test is performed. Events or circumstances that the Company considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws), and current period or projected operating cash flow losses. Impairment tests for properties to be held and used involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. The Company determines fair value using valuation techniques such as discounted expected future cash flows, estimated market values for similar properties in similar locations, and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the long-lived asset to fair value less costs to sell is required. No impairment losses are reflected in the accompanying condensed consolidated statement of income.

Cash and Cash Equivalents

Investments in money market funds and short-term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At June 30, 2006, the Company held approximately $4,700,000 in a money market fund.

Revenue Recognition

Rental income is derived from an operating lease and is recognized on the straight-line method of accounting under which rental income based on the contractual rent increases or rebates is recognized evenly over the lease term. The difference between recognized rental income and rental cash receipts is accounted for as a deferred asset. The lease agreement provides for an annual increase in rent based on a published statistical index. This additional rent is recognized on an accrual basis.

Depreciation

Acquisitions and additions are capitalized while routine maintenance and repairs, which do not improve the asset or extend its life, are charged to expense when incurred. Depreciation is being provided by the straight-line method over the estimated useful lives of the respective assets.

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

Reporting Segment

The Company's primary business is the ownership, development, and management of real estate with a geographic concentration in Dutchess County, New York. Accordingly, the Company has concluded it currently has a single reportable segment for FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" purposes.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share:


                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                           2006         2005           2006          2005
                                                        ---------     ---------      ---------    ---------

Net loss                                               $(149,670)    $(177,210)     $(330,566)    $(305,605)
                                                       =========     =========      =========     =========

Basic and diluted weighted-average
    common shares outstanding                            983,776       983,776        983,776       983,776
                                                         =======       =======        =======       =======

Basic and diluted net loss per share of
    common stock                                         $ (0.15)      $ (0.18)       $ (0.34)      $ (0.31)
                                                         =======       =======        =======       =======

Stock options representing 3,000 shares that otherwise would have been included in the earnings per share calculations for the three months and six months ended June 30, 2006, respectively, were excluded because of the net losses reported. There were no potentially dilutive shares in 2005.

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

5. PROPERTIES AND EQUIPMENT

At June 30, 2006, properties and equipment consisted of:

Property held for use - under development
    Land and land improvements                                                                   $ 2,062,840
    Building and building improvements                                                             1,166,170
                                                                                            ----------------

                                                                                                   3,229,010
                                                                                            ----------------
Property held for use - under lease
    Land                                                                                              80,000
    Building and building improvements                                                               174,795
    Equipment and fixtures                                                                           116,862
                                                                                            ----------------
                                                                                                     371,657
    Less accumulated depreciation                                                                     42,367
                                                                                            ----------------
                                                                                                     329,290
                                                                                            ----------------
                                                                                                 $ 3,558,300
                                                                                            ================

At June 30, 2006, our principal real estate holdings are currently in the Millbrook and Clinton Corners areas of northern Dutchess County, New York. Our most significant holdings are the 215.42 acre parcel of undeveloped land located in the Towns of Washington (Millbrook) and Clinton (Clinton Corners) and the 18,598 square foot commercial property in Mabbettsville, New York now known as "Millbrook Commons" (formerly known as "Washington Lanes"). We also own an adjacent 1,006 square foot commercial property known as the Mabbettsville Dairy Cream.

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
                                       ====================

7. INCOME TAXES

The income tax provision is comprised of the following:

                                                 Three Months Ended              Six Months Ended
                                                     June 30,                        June 30,
                                                2006           2005             2006            2005
                                                ----           ----             ----            ----
Current provision:
    Federal                                 $      -        $     -        $       -         $     -
    State and local                            7,800          2,847           18,336           3,447
                                               -----          -----           ------           -----

      Total current provision                  7,800          2,847           18,336           3,447
                                               -----          -----           ------           -----

Deferred provision                            59,625              -          126,211               -
Valuation Allowance                          (59,625)             -         (126,211)              -
                                             -------          -----         --------           -----

Total provision for income taxes            $  7,800        $ 2,847        $  18,336         $ 3,447
                                            ========        =======        =========         =======

As of June 30, 2006, deferred taxes were comprised of the following:

Deferred tax assets:
    Net operating loss carryforward                                      $         700,717 (1)
    Net capital loss carryforward                                                   15,100 (1)
                                                                          -----------------

    Total deferred tax assets                                                      715,817

Valuation allowance                                                               (715,817)
                                                                          -----------------

Deferred tax assets after valuation allowance                            $               -
                                                                          =================

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

The difference between the effective provision (benefit) for income taxes and the amount computed using the U.S. federal income tax rate is as follows:


                                                                         Six Months Ended
                                                                             June 30,
                                                                     2006              2005
                                                                     ----              ----
Statutory U.S federal rate                                          (34.0%)              - %
State income taxes, net of federal benefit                            6.0                -
Valuation allowance for deferred tax assets                          34.0                -
                                                                     ----              ----

Effective tax rate                                                    6.0%               - %
                                                                      ===               ===


8. DEFINED CONTRIBUTION PLAN

In 2006, the Company began participating in a 401(k) retirement plan for substantially all of its qualified employees. The plan is sponsored by an affiliate of the Company, Winmill & Co. Incorporated ("Winco"). In 2005, the Company sponsored a SIMPLE IRA plan for substantially all of its qualified employees. Company matching expense under the 401(k) plan and the SIMPLE IRA plan is based upon a percentage of contributions by eligible employees and are accrued and funded on a current basis. Matching expense for the three months ended June 30, 2006 and 2005 was $6,188 and $3,105, respectively. Matching expense for the six months ended June 30, 2006 and 2005 was $20,407 and $3,105, respectively.

9. INCENTIVE COMPENSATION PLAN

On May 23, 2006, the Company's shareholders approved the adoption of the 2006 Incentive Compensation Plan (the "Plan"), which provides for performance-based compensation including the granting of a maximum of 196,755 options to purchase common stock to directors, officers and key employees of the Company or its affiliates. The option price per share may not be less than the fair market value of such shares on the date the option is granted, and the maximum term of an option may not exceed 5 years. The vesting period is three years of service. Employees have 3 months after the employment relationship ends under certain circumstances to exercise all vested options.

The Company accounts for the cost of its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment" and recognizes compensation expense for its share-based payments based on the fair value of the awards granted. Share-based payments include stock option grants under the Plan. The adoption of SFAS 123(R)'s fair value method has resulted in additional share-based expense (a component of compensation expenses and taxes) in the amount of $4,348 related to stock options for the three months and six months ended June 30, 2006. This additional share-based compensation increased pre-tax net loss and net loss by $4,348 and $4,087, respectively, for the three months and six months ended June 30, 2006.

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The fair value of options granted in the second quarter of 2006 using the Black-Scholes option pricing valuation model was $2.09. The key assumptions used in determining the fair value of options granted by applying the Black-Scholes option pricing valuation model and a summary of the methodology applied to develop each assumption are as follows:


Expected price volatility                              30.80%
Risk-free interest rate                                 4.98%
Weighted average expected lives in years                   4
Forfeiture rate                                            0%
Dividend yield                                             0%

Expected Price Volatility - The Company estimates the volatility of its common stock at the date of grant based solely on the historical volatility of its common stock. The volatility factor used in the Black-Scholes option valuation model is based on the Company's historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate - This is the U.S Treasury yield in effect at the time of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period. Options granted have a maximum term of 5 years. An increase in the expected life will increase compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

Expected Dividend Yield - The expected dividend yield is based on the Company's current dividend yield and the best estimate of projected dividend yields for future periods within the expected life of the option.

The Company may issue new shares when options are exercised. A summary of stock option activity since the Plan's inception follows:


                                                           Shares Under            Weighted Average             Total
                                                              Option                Exercise Price              Price
---------------------------------------------------   -----------------------   -----------------------  ------------------------
Granted, May 23, 2006                                                  3,000            $ 6.50                $ 19,500
                                                      ----------------------

Balance, June 30, 2006                                                 3,000            $ 6.50                $ 19,500
                                                      ======================

The following table summarizes information about stock option outstanding as of June 30, 2006:

                                         Weighted-Average
                                            Remaining                                                 Weighted-Average
                          Options        Contractual Life       Weighted-Average       Options       Exercise Price of
   Exercise Price       Outstanding         (in years)           Exercise Price      Exercisable    Exercisable Options
---------------------- --------------- ---------------------  --------------------- -------------- -----------------------
      $ 6.50               3,000               4.9                   $ 6.50             2,000              $ 6.50

At June 30, 2006, the aggregate intrinsic value of all outstanding options was $5,750 with a weighted average remaining contractual term of 4.9 years. The total compensation cost related to non-vested awards not yet recognized was $1,921 with an expense recognition period of approximately 2 years.

10. RELATED PARTIES

Certain officers of the Company also serve as officers and/or directors of Winco, Bexil Corporation ("Bexil"), and their affiliates (collectively with Tuxis, the "Affiliates"). At June 30, 2006, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 234,666 shares of the Company and 222,644 shares of Bexil, or 24% and 25%, respectively, of the outstanding common stock. Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. The Company incurred allocated rent and overhead costs of $21,000 and $13,500 for the three months ended June 30, 2006 and 2005, respectively, and $42,000 and $24,000 for the six months ended June 30, 2006 and 2005, respectively.

In 2005 MMC, performed certain accounting services for the Company. The Company incurred accounting services costs performed by MMC of $0 and $4,998 for the three months ended June 30, 2006 and 2005, respectively and $0 and $9,996 for the six months ended June 30, 2006, respectively.


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

12. BUSINESS RISK AND UNCERTAINTIES

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

The TRE2 property is leased to a single tenant and accounted for all of the rental income for the six months ended June 30, 2006. A default by this tenant would impact the results of the consolidated total. Future minimum rents from this tenant are $191,250.

13. COMMITMENTS AND CONTINGENCIES

At June 30, 2006, there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company's financial statements.

14. SUBSEQUENT EVENT

On August 10, 2006, the Governance, Compensation and Nominating Committee of the Board of Directors approved the granting of 125,900 stock options to employees under the Plan with a weighted average exercise price of $6.55 per share.

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

Our overall strategy is to enhance the value of our Dutchess County, NY properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for rent, sale or investment, thereby increasing the potential return from our core assets. We continue to investigate and pursue opportunities for new projects that would require capital investment by us and offer the possibility of acceptable returns and limited risk. Our progress towards accomplishing these goals includes the following: over the past year we have successfully permitted and initiated development of our Millbrook Commons project.

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


On October 5, 2005, we ceased to be an investment company regulated under the 1940 Act. Before that time we recorded our net assets at fair value (or market value). After that time, we changed our accounting method and began recording our assets and liabilities on a historical cost basis. We also began consolidating our accounts with the accounts of our wholly owned subsidiaries for financial reporting purposes. As an investment company Regulation S-X, rule 6-03(c)(1) precluded consolidation of any entity, in our case our wholly owned subsidiaries, other than another investment company. This transition resulted in a change in accounting principle, as described in Note 3 to the unaudited condensed consolidated financial statements, included above as Item 1 of this Quarterly Report. For all other assets and liabilities fair value approximated cost at that time and no additional transition adjustment was required.

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

Properties and Equipment

Properties are stated at the lower of fair value, less costs to sell, or cost, which includes acreage, development, construction and carrying costs, and other related costs. Certain carrying costs are capitalized on properties currently under development. Capitalized costs are assigned to individual components of a project under development, as practicable, whereas other common costs, if any, are allocated based on a relative value method as appropriate under the circumstances.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when events or circumstances indicate that an asset's carrying amount may not be recoverable, an impairment test is performed. Events or circumstances that the Company considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws), and current period or projected operating cash flow losses from rental properties. Impairment tests for properties to be held and used, including rental properties, involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. The Company determines fair value using valuation techniques such as discounted expected future cash flows, estimated market values for similar properties in similar locations, and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the long-lived asset to fair value less costs to sell is required.
Our expected future cash flows are affected by many factors including the economic condition of the Dutchess County, New York market, the performance of the real estate industry in the markets where our properties are located, our financial condition, which may influence our ability to develop real estate, and governmental regulations.

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

         Recent Accounting Pronouncements

We have adopted SFAS 123 (R) which requires the Company to recognize compensation expense for our share-based payments based on the fair value of the awards. Share-based payments include stock option grants under the Plan. SFAS 123(R) requires share-based compensation expense to be based on the grant date fair value of the options.

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


Results of Operations

Revenue. Rental income from the lease of our TRE2 property increased approximately $2,000 and $12,000 for the three months and six months ended June 30, 2006, respectively, compared to 2005. This was due to the signing of the current five-year lease, which commenced in April 2005.

Expenses. Total expenses increased approximately $30,000 and $108,000 for the three months and six months ended June 30, 2006, respectively, compared to 2005. The increase in total expenses was primarily due to increases in compensation and benefits and general and administrative expenses.

Compensation and benefits increased approximately $35,000 and $82,000 for the three months and six months ended June 30, 2006, respectively, compared to 2005. The increase was primarily due the our matching expense to the defined contribution plan, allocated compensation and benefit expenses for jointly used administrative and support functions incurred by Winco and charged to the Affiliates, and to non-cash stock compensation costs recognized due to the expensing of the cost of stock options granted in 2006. In 2005, before we received our de-registration order from the SEC, the cost of jointly used administrative and support functions was performed by Winco's subsidiary MMC under agreement for $20,000 per annum.

General and administrative expenses decreased slightly in the three months ended June 30, 2006 compared to 2005. For the six months ended June 30, 2006, general and administrative expenses increased approximately $23,000 compared to 2005. The increase was primarily due to an increase in rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco and its subsidiaries which are allocated to the Affiliates.

Non-operating income. Non-operating income increased approximately $61,000 and $85,000 for the three months and six months ended June 30, 2006, respectively, compared to 2005. Dividends earned from our money market fund investment increased due to the rise in money market yields in 2006 from 2005. In 2005, as we were still operating as a registered investment company we had an unrealized loss due to the cost of our property holdings exceeding its fair value by approximately $45,000 and $57,000 for the three months and six months ended June 30, 2005, respectively.

The net loss for the six months ended June 30, 2006 and 2005 was $330,566 and $305,605, respectively, or a loss of $0.34 per share and $0.31 per share on a diluted basis, respectively.

Liquidity and Capital Resources

Historically, we have had adequate liquidity to fund our operations.

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

During the second quarter of the 2006 fiscal year, the Annual Meeting of Stockholders ("Meeting") of the Company was held on May 23, 2006 for the following purposes: 1) to elect Mark C. Winmill as a Class I Director to serve for a three year term, and until his successor is duly elected and qualifies; and 2) to approve the Tuxis Corporation 2006 Incentive Compensation Plan.

With regard to the proposal to elect Mark C. Winmill as a Class I Director to serve for a three year term, and until his successor is duly elected and qualifies, 687,605 shares were voted in favor of, and 113,620 shares were voted to withhold authority for the nominee.

With regard to the proposal to approve the Tuxis Corporation 2006 Incentive Compensation Plan, 356,146 shares were voted in favor of, 150,326 shares were voted against, 30,983 shares were voted to abstain, and 263,770 were broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    TUXIS CORPORATION

Dated: August 14, 2006                           By:   /s/Thomas O'Malley
                                                       Thomas O'Malley
                                                       Chief Financial Officer,
                                                       Chief Accounting Officer

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


/s/ Mark C. Winmill
Chief Executive Officer
August 14, 2006

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


/s/ Thomas O'Malley
Chief Financial Officer
August 14, 2006

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Tuxis Corporation on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark C. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Mark C. Winmill
Mark C. Winmill
Chief Executive Officer
August 14, 2006

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tuxis Corporation on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
August 14, 2006