Form 10QSB
period 2006-09-30
TUXIS CORP
filed 2006-11-13
CIK 736952

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             -----------------------
                                   FORM 10-QSB
                             -----------------------
(Mark One)
   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended
           September 30, 2006.

   |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ___________ to ___________

                        Commission File Number 001-12321
                             -----------------------
                                Tuxis Corporation
                 (Name of small business issuer in its charter)
                             -----------------------

                       Maryland                                              13-3196171
               (State of incorporation)                         (I.R.S. Employer Identification No.)

         11 Hanover Square, New York, New York                                  10005
       (Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: 1-212-785-9300
                             -----------------------
           Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                         Name of each exchange on which registered
                     Common Stock                                      American Stock Exchange
       Rights to Purchase Series A Participating                       American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

The number of shares outstanding of the issuer's classes of common equity, as of November 13, 2006: Common Stock, par value $.01 per share - 983,776 shares.
================================================================================

INDEX
PART I. FINANCIAL INFORMATION                                                                              PAGE
-----------------------------                                                                              ----
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet at September 30, 2006
                                                                                                              3
Condensed Consolidated Statements of Income
-        Three months ended September 30, 2006 and 2005
-        Nine months ended September 30, 2006 and 2005
                                                                                                              4
Condensed Consolidated Statement of Shareholders' Equity at September 30, 2006                                5
Condensed Consolidated Statements of Cash Flows
-        Nine months ended September 30, 2006 and 2005                                                        6
Notes to Condensed Consolidated Financial Statements

                                                                                                              7
Item 2. Management's Discussion and Analysis or Plan of Operation                                            16
Item 3. Controls and Procedures                                                                              21

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                   22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                          22
Item 3. Defaults Upon Senior Securities                                                                      22
Item 4. Submission of Matters to a Vote of Security Holders                                                  22
Item 5. Other Information                                                                                    22
Item 6. Exhibits                                                                                             22

CERTIFICATION SIGNATURES                                                                                     23

                                TUXIS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

--------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                             $ 4,409,693
    Accounts receivable and prepaid expenses                                                                   17,690
                                                                                                               ------
      Total current assets                                                                                  4,427,383
                                                                                                            ---------
Properties and equipment, net                                                                               3,751,530
Other assets                                                                                                    4,129
                                                                                                                -----
                                                                                                            3,755,659
                                                                                                            ---------
      Total assets                                                                                        $ 8,183,042
                                                                                                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                                                   $ 112,132
                                                                                                            ---------
      Total current liabilities                                                                               112,132
                                                                                                              -------

Commitments and contingencies (Note 13)                                                                             -

Shareholders' equity
    Common stock, $0.01 par value, 999,900,000 shares authorized;
      983,776 shares issued and outstanding                                                                     9,838
    Series A participating preferred stock, $0.01 par value, 100,000
      shares authorized, -0- shares issued and outstanding                                                          -
    Additional paid in capital                                                                             10,040,232
    Accumulated deficit                                                                                    (1,979,160)
                                                                                                           ----------
      Total shareholders' equity                                                                            8,070,910
                                                                                                            ---------
      Total liabilities and shareholders' equity                                                          $ 8,183,042
                                                                                                          ===========

See notes to these unaudited condensed consolidated financial statements.

                                TUXIS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                                              Three Months Ended                        Nine Months Ended
                                                                 September 30,                            September 30,
                                                          2006                 2005                 2006                 2005
                                                       (Unaudited)          (Unaudited)         (Unaudited)          (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Revenue
    Rental income                                       $ 10,800              $ 9,819             $ 32,400             $ 19,084
                                                        --------              -------             --------             --------
                                                          10,800                9,819               32,400               19,084
                                                          ------                -----               ------               ------

Expenses
    Employee compensation and benefits                   208,447               99,192              482,307              290,876
    General and administrative                            48,695               33,256              140,052              101,293
    Professional                                          33,953               39,848              106,073              109,136
                                                          ------               ------              -------              -------
                                                         291,095              172,296              728,432              501,305
                                                         -------              -------              -------              -------
Operating loss                                          (280,295)            (162,477)            (696,032)            (482,221)

Non-operating revenue (expense)
    Dividends                                             55,195               43,706              158,702              118,604
    Unrealized depreciation on holdings                        -              (58,775)                   -             (116,088)
                                                        --------              -------             --------             --------


Loss before income taxes                                (225,100)            (177,546)            (537,330)            (479,705)
Income taxes                                              14,313                1,273               32,649                4,720
                                                          ------                -----               ------                -----
Net loss                                              $ (239,413)          $ (178,819)          $ (569,979)          $ (484,425)
                                                      ==========           ==========           ==========           ==========

Basic and diluted per share net loss:
Net loss                                                 $ (0.24)             $ (0.18)             $ (0.58)             $ (0.49)

Basic and diluted weighted average common
    shares outstanding                                   983,776              983,776              983,776              983,776


See notes to these unaudited condensed consolidated financial statements.

                                TUXIS CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                 Additional                               Total
                                                         Common Stock              Paid in          Accumulated       Shareholders'
                                                      Shares      Par Value        Capital            Deficit            Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                           983,776      $ 9,838         $ 9,954,515       $ (1,409,181)     $ 8,555,172

    Net loss                                                 -            -                   -           (569,979)        (569,979)
    Stock compensation expense                               -            -              85,717                  -           85,717
                                                        ------       ------              ------             ------           ------
Balance at September 30, 2006                          983,776      $ 9,838        $ 10,040,232       $ (1,979,160)     $ 8,070,910
                                                       =======      =======        ============       ============      ===========

See notes to these unaudited condensed consolidated financial statements.

                                TUXIS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                2006                  2005
                                                                            (Unaudited)           (Unaudited)
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net loss                                                                $ (569,979)           $ (484,425)

    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
        Depreciation                                                            24,061                11,704
        Non-cash stock compensation                                             85,717                     -
        Unrealized depreciation on holdings                                          -               116,088
    Decrease in receivables, prepaids, and other assets                          1,363                   945
    (Decrease) increase in income taxes payable                                (25,290)                1,900
    (Decrease) increase in accounts payable and accrued expenses               (46,307)               69,679
                                                                               -------                ------
      Net cash used in operating activities                                   (530,435)             (284,109)
                                                                              --------              --------

Cash flows from investing activities
Purchase of real estate                                                              -            (1,759,201)
Development of real estate                                                    (370,709)             (206,944)
Purchase of equipment                                                                -                (2,600)
                                                                                ------                ------
      Net cash used in investing activities                                   (370,709)           (1,968,745)
                                                                              --------            ----------
      Net decrease in cash and cash equivalents                               (901,144)           (2,252,854)

Cash and cash equivalents
    Beginning of period                                                      5,310,837             7,824,800
                                                                             ---------             ---------
    End of period                                                          $ 4,409,693           $ 5,571,946
                                                                           ===========           ===========

Supplemental disclosure:
    Income taxes paid                                                         $ 57,939               $ 2,320

See notes to these unaudited condensed consolidated financial statements.

                                TUXIS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim financial information contained in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-KSB filed with the SEC.

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

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when events or circumstances indicate that an asset's carrying amount may not be recoverable, an impairment test is performed. Events or circumstances that the Company considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws), and current period or projected operating cash flow losses. Impairment tests for properties to be held and used involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. The Company determines fair value using valuation techniques such as discounted expected future cash flows, estimated market values for similar properties in similar locations, and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the long-lived asset to fair value less costs to sell is required. No impairment losses are reflected in the accompanying unaudited condensed consolidated statements of income.

Cash and Cash Equivalents
Investments in money market funds and short-term investments and other marketable securities maturing in 90 days or less are considered to be cash equivalents. At September 30, 2006, the Company held approximately $4,400,000 in money market funds.

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

Earnings Per Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                           2006          2005           2006          2005
---------------------------------------------------------------------------------------------------------------
Net loss                                                  $(239,413)    $(178,819)     $(569,979)    $(484,425)
                                                          =========     =========      =========     =========
Basic and diluted weighted-average
    common shares outstanding                               983,776       983,776        983,776       983,776
                                                            =======       =======        =======       =======
Basic and diluted net loss per share of
    common stock                                            $ (0.24)      $ (0.18)       $ (0.58)      $ (0.49)
                                                            =======       =======        =======       =======

Stock options representing 11,000 and 128,900 shares that otherwise would have been included in the earnings per share calculations for the three months and nine months ended September 30, 2006, respectively, were excluded because of the net losses reported. There were no potentially dilutive shares in 2005.

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

5. PROPERTIES AND EQUIPMENT
At September 30, 2006, properties and equipment consisted of:

Property held for use - under development
    Land and land improvements                                $ 2,093,335
    Building and building improvements                          1,336,926
                                                          ----------------

                                                                3,430,261
                                                          ----------------

Property held for use - under lease
    Land                                                           80,000
    Building and building improvements                            174,795
    Equipment and fixtures                                        116,862
                                                          ----------------

                                                                  371,657
    Less accumulated depreciation                                  50,388
                                                          ----------------

                                                                  321,269
                                                          ----------------

                                                              $ 3,751,530
                                                          ================


At September 30, 2006, our principal real estate holdings are currently in the Millbrook and Clinton Corners areas of northern Dutchess County, New York. Our most significant holdings are the 215.42 acre parcel of undeveloped land located in the Towns of Washington (Millbrook) and Clinton (Clinton Corners) and the 18,598 square foot commercial property in Mabbettsville, New York now known as "Millbrook Commons" (formerly known as "Washington Lanes"). We also own an adjacent 1,006 square foot commercial property known as the Mabbettsville Dairy Cream.


6. FUTURE MINIMUM RENTS
The Company, through its subsidiary TRE2, executed a five year operating lease for its 1,006 square foot commercial property commencing on April 1, 2005. The lease terms provide for a non-cash rebate of $9,000 during the first year of the lease. The lease payments are subject to an annual adjustment compounded annually based on the cost-of-living adjustment as determined by the U.S. Department of Labor, Bureau of Statistics, Consumer Price Index, or if no longer calculated, a similar adjustment. A third party has guaranteed lease payments of approximately $81,000 for the first two years of the lease.

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
                                       ====================

7. INCOME TAXES
The income tax provision is comprised of the following:

                                                Three Months Ended                Nine Months Ended
                                                   September 30,                   September 30,
                                               2006           2005             2006            2005
----------------------------------------------------------------------------------------------------------
Current provision:
    Federal                                 $      -            $ -              $ -             $ -
    State and local                           14,313          1,273           32,649           4,720
                                              ------          -----           ------           -----
      Total current provision                 14,313          1,273           32,649           4,720
                                              ------          -----           ------           -----

Deferred provision                            82,775              -          210,789               -
Valuation allowance                          (82,775)             -         (210,789)
                                             -------        -------         --------         -------
Total provision for income taxes            $ 14,313        $ 1,273         $ 32,649         $ 4,720
                                            ========        =======         ========         =======

As of September 30, 2006, deferred taxes were comprised of the following:

Deferred tax assets:
    Net operating loss carryforward                              $ 752,295
    Stock compensation expense                                      33,000
    Net capital loss carryforward                                   15,100
                                                       --------------------

    Total deferred tax assets                                      800,395

Valuation allowance                                               (800,395)
                                                       --------------------

Deferred tax assets after valuation allowance                          $ -
                                                       ====================

Deferred tax assets include the current period operating loss and the recognition of the net operating and net capital loss carryforwards of the Company when it operated as a regulated investment company.

As of December 31, 2005, the net operating loss carryforwards of $1,374,689 expires as follows: $38,741 in 2022, $332,365 in 2023, $442,592 in 2024, and
$560,991 in 2025. The capital loss carryforward of $36,742 expires in 2008.

The difference between the effective provision (benefit) for income taxes and the amount computed using the U.S. federal income tax rate is as follows:


                                                                         Nine Months Ended
                                                                            September 30,
                                                                     2006                 2005
                                                                 ------------         ------------
Statutory U.S federal rate                                          (34.0)%                 -      %
State income taxes, net of federal benefit                            6.0                   -
Valuation allowance for deferred tax assets                          34.0                   -
                                                                 ------------         ------------
Effective tax rate                                                    6.0 %                 -      %
                                                                 ============         ============

8. DEFINED CONTRIBUTION PLAN
In 2006, the Company began participating in a 401(k) retirement plan for substantially all of its qualified employees. The plan is sponsored by an affiliate of the Company, Winmill & Co. Incorporated ("Winco"). In 2005, the Company sponsored a SIMPLE IRA plan for substantially all of its qualified employees. Company matching expense under the 401(k) plan and the SIMPLE IRA plan is based upon a percentage of contributions by eligible employees and are accrued and funded on a current basis. Matching expense for the three months ended September 30, 2006 and 2005 was $4,602 and $2,550, respectively. Matching expense for the nine months ended September 30, 2006 and 2005 was $25,010 and $5,655, respectively.

9. INCENTIVE COMPENSATION PLAN
On May 23, 2006, the Company's shareholders approved the adoption of the 2006 Incentive Compensation Plan (the "Plan"), which provides for performance-based compensation including the granting of a maximum of 196,755 options to purchase common stock to directors, officers and key employees of the Company or its affiliates. The option price per share may not be less than the fair market value of such shares on the date the option is granted, the maximum term of an option may not exceed 5 years, and the vesting period is three years of service. Under certain conditions participants will have 3 months after the employment relationship ends to exercise all vested options.

The Company accounts for the cost of its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment" and recognizes compensation expense for its share-based payments based on the fair value of the awards granted. Share-based payments include stock option grants under the Plan. The adoption of SFAS 123(R)'s fair value method has resulted in additional share-based expense (affecting compensation expenses and taxes) related to stock options of $81,369 and $85,717 for the three months and nine months ended September 30, 2006, respectively. This additional share-based compensation increased pre-tax net loss and net loss by $81,369 and $76,487, respectively, for the three months ended September 30, 2006 and $85,717 and $80,574, respectively, for the nine months ended September 30, 2006.

The fair value of each option grant is separately estimated for each grant date in the period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The fair values of options granted in the third quarter of 2006 using the Black-Scholes option pricing valuation model was $1.90 representing 11,000 option awards and $1.66 representing 114,900 option awards. The key assumptions used in determining the fair value of options granted by applying the Black-Scholes option pricing valuation model and a summary of the methodology applied to develop each assumption are as follows:


Expected price volatility                               30.34%
Risk-free interest rate                                  4.86%
Weighted average expected lives in years                    4
Forfeiture rate                                            10%
Dividend yield                                              0%

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

The Company may issue new shares when options are exercised. A summary of stock option activity is as follows:

                                                          Shares Under          Weighted Average             Total
                                                             Option              Exercise Price              Price
                                                     ----------------------- ----------------------- -----------------------
Granted since May 23, 2006 (Plan inception)                         128,900                  $ 6.55               $ 843,840
                                                     -----------------------

Balance, September 30, 2006                                         128,900                  $ 6.55               $ 843,840
                                                     =======================

The following table summarizes information about stock options outstanding as of September 30, 2006:

                                         Weighted-Average
                                            Remaining                                                 Weighted-Average
                          Options        Contractual Life       Weighted-Average       Options       Exercise Price of
   Exercise Price       Outstanding         (in years)           Exercise Price      Exercisable    Exercisable Options
---------------------- --------------- ---------------------  --------------------- -------------- -----------------------
    $6.00 - $6.60         128,900              4.9                   $ 6.55             47,700             $ 6.59

At September 30, 2006, the aggregate intrinsic value of all outstanding options was $479,504 with a weighted average remaining contractual term of 4.9 years. The total compensation cost related to non-vested awards not yet recognized was $110,397 with an expense recognition period of approximately 3 years.

10. RELATED PARTIES
Certain officers of the Company also serve as officers and/or directors of Winco, Bexil Corporation ("Bexil"), and their affiliates (collectively with Tuxis, the "Affiliates"). At September 30, 2006, Winco's wholly owned subsidiary, Investor Service Center, Inc., owned 234,666 shares of the Company and 222,644 shares of Bexil, or 24% and 25%, respectively, of the outstanding common stock. Winco's wholly owned subsidiary, Midas Management Corporation ("MMC"), acts as "master" payer of compensation and benefits of Affiliate employees. At September 30, 2006, the Company had a reimbursement payable to MMC for compensation and benefits of $10,578.

Rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco are allocated to the Company and the Affiliates. The Company incurred allocated rent and overhead costs of $24,742 and $13,500 for the three months ended September 30, 2006 and 2005, respectively, and $66,742 and $37,500 for the nine months ended September 30, 2006 and 2005, respectively.

In 2005, MMC performed certain accounting services for the Company. The Company incurred accounting services costs performed by MMC of $0 and $4,998 for the three months ended September 30, 2006 and 2005, respectively and $0 and $14,994 for the nine months ended September 30, 2006, respectively.

At September 30, 2006, the Company had $100,159 in a money market fund advised by MMC and earned $159 in dividends for the three months and nine months ended September 30, 2006.


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

The TRE2 property is leased to a single tenant and accounted for all of the rental income for the nine months ended September 30, 2006. A default by this tenant would impact the results of the consolidated total. Future minimum rents from this tenant are $191,250.

13. COMMITMENTS AND CONTINGENCIES
At September 30, 2006, there were no contingent obligations or events occurring that could reasonably be expected to have a material adverse impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward Looking Information

Information or statements provided by or on behalf of the Company from time to time, including those within this Quarterly Report on Form 10-QSB, may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance and that actual results may differ materially from those in forward-looking information as a result of various factors, including, but not limited to, those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Certain written and oral statements made or incorporated by reference from time to time by the Company in this report, other reports, filings with the SEC, press releases, conferences, or otherwise, contain "forward-looking information" and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements. Forward-looking statements may be identified, without limitation, by the use of such words as "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," "believes," or words or phrases of similar meaning. Forward-looking statements include risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to other factors and matters discussed elsewhere herein, some of the important facts that could cause actual results to differ materially from those discussed in the forward-looking statements include those set forth in the section of our Annual Report on Form 10-KSB for the period ended December 31, 2005 entitled "Risk Factors." The listing of risks described in such section entitled "Risk Factors" is not exhaustive.

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

Tuxis was incorporated under the laws of the State of Maryland on December 8, 1983, and commenced operations on March 7, 1984, as Bull & Bear Tax-Free Income Fund, a diversified series of shares of Bull & Bear Municipal Securities, Inc., an open-end management investment company registered under the Investment Company Act of 1940 (the "1940 Act"). On November 8, 1996, upon stockholder approval, Tuxis registered under the 1940 Act as a closed-end investment company as Bull & Bear Municipal Income Fund, Inc. by filing Forms N-8A and N-2. In 1998, stockholders approved proposals to change the Company's investment objective and certain investment policies, to change the Company's name to Tuxis Corporation, and to change the classification of Tuxis from a diversified investment company to a non-diversified investment company. In October 2001, the Company's stockholders approved proposals to change the nature of the Company's business so as to cease to be an investment company and to amend the Company's fundamental investment policies regarding concentration and investing directly in real estate. Subsequently, the Company's management ceased all activities relating to investment securities and established operations in the real estate business and related services.

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

Our overall strategy is to enhance the value of our Dutchess County, New York properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for rent, sale or investment, thereby increasing the potential return from our core assets. We continue to investigate and pursue opportunities for new projects that would require capital investment by us and offer the possibility of acceptable returns and limited risk. Our progress towards accomplishing these goals includes the following: over the past year we have successfully permitted and initiated development of our Millbrook Commons project.

The Millbrook Commons project included a one and a half year special permitting and site plan approval process through the Town of Washington Planning Board whereby we successfully secured all permitting rights for the project during December 2005. The envisioned retail/office/restaurant facility is the largest building of its kind in the 67 square mile area of the Town of Washington in northern Dutchess County, New York. Initial demolition work to the interior of the facility was completed during the third quarter as a first step toward a complete renovation of the building.

A Master Conceptual Site Plan and Evaluation Report was prepared for our 215.42 acre Winmark Properties I LLC undeveloped land parcel in the growing areas of Millbrook and Clinton Corners, New York. This is the first step of the approval and development process for this property that we estimate may take up to two years to complete. There is no assurance that the undeveloped acreage will be developed because of the nature of the approval and development process and market demand for a particular use. Undeveloped acreage includes raw real estate that can be sold "as is" i.e. no infrastructure or development work has begun on such property. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home or attached homes already built on it or not. Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been received.

On October 5, 2005, we ceased to be an investment company regulated under the 1940 Act. Before that time we recorded our net assets at fair value (or market value). After that time, we changed our accounting method and began recording our assets and liabilities on a historical cost basis. We also began consolidating our accounts with the accounts of our wholly owned subsidiaries for financial reporting purposes. As an investment company, Regulation S-X, rule 6-03(c)(1) precluded consolidation of any entity (in our case our wholly owned subsidiaries) other than another investment company. This transition resulted in a change in accounting principle, as described in Note 3 to the unaudited condensed consolidated financial statements, included above as Item 1 of this Quarterly Report. For all other assets and liabilities, fair value approximated cost at that time and no additional transition adjustment was required.

         Critical Accounting Policies

Our significant accounting policies are described in Note 2 of the unaudited notes to the condensed consolidated financial statements in Item 1. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. We believe that our most critical accounting policies relate to our valuation of long-lived assets, our allocation of costs, and our fair value accounting policy.

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

Fair Value Accounting. The Fair Value Accounting policy applied to years 2004 and prior when we were subject to the reporting requirements of the 1940 Act. The primary assets for which no market quotations existed in 2004 were the interests in real estate held by wholly owned subsidiaries TRE I and TRE2. In 2004, these assets comprised approximately 13% of our net assets. In management's opinion, the historical costs of the other assets and other liabilities were deemed to approximate fair value. As a general principle, the current "fair value" of an asset would be the amount we might reasonably expect to receive for it upon its current sale, in an orderly manner. There is a range of values that are reasonable for such assets at any particular time. Generally, cost at purchase, which reflects an arm's length transaction, was the primary factor used to determine fair value until significant developments affecting the holding (such as results of operations or changes in general market conditions) provided a basis for use of an appraisal valuation. In determining the "cost" of real estate properties, we rely on current accounting guidelines set forth in SFAS 67 and, as a general principle, costs clearly associated with the acquisition, development, and construction of a real estate project are capitalized as a cost of that project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which the costs relate. Such purchase cost and subsequent capitalized costs are, however, subject to fair valuation and impairment charges. Appraisal valuations are based upon such factors as book value, earnings, cash flow, the market prices for comparable assets, an assessment of the asset's current and future financial prospects, ownership agreements, and various other factors and assumptions, such as discount rates, valuation multiples, and future growth projections. Additional factors regarding assets in the form of securities, which might be considered include: financial standing of the issuer; the business and financial plan of the issuer and comparison of actual results with the plan; size of position held and the liquidity of the market; contractual restrictions on disposition; pending public offering with respect to the financial instrument; pending reorganization activity affecting the financial instrument (such as merger proposals, tender offers, debt restructurings, and conversions); ability of the issuer to obtain needed financing; changes in the economic conditions affecting the issuer; a recent purchase or sale of a security of the issuer. Appraisal valuations are necessarily subjective and management's estimate of values may differ materially from amounts actually received upon the disposition of the holding. The Board of Directors reviewed valuation methodologies on a quarterly basis to determine their appropriateness.

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

         Real Estate Acquisitions, Leasing, and Development Activities

In January 2004, we acquired through our wholly owned subsidiary TRE I the Washington Lanes real estate and improvements, fixtures, and equipment located in the Town of Washington, Dutchess County, New York ("TRE I Property"). The TRE I Property is a 1.7 acre property with an 18,598 square foot facility. In December 2005, we were granted all approvals and special permit by the Planning Board of the Town of Washington for our plan to re-develop the TRE I Property for use as a retail center, to be called Millbrook Commons. Initial demolition work to the interior of the facility was completed during the third quarter as a first step toward a complete renovation of the building.
As of September 2006, the demolition work to the interior of the facility has been completed.

In April 2004, TRE2 acquired the real estate, improvements, fixtures, and equipment ("TRE2 Property") of the Dairy Deli located in the Town of Washington, Dutchess County, New York. The TRE2 Property includes real estate used for a year around ice cream stand, on a land area of .35 acres or 15,246 square feet, with a building area of 1,006 square feet, outbuildings, and fixtures and equipment used in the operation of the stand. We entered into a net five-year lease commencing on April 1, 2005, for an annual rental of $45,000 payable in equal monthly installments (less a $9,000 non-cash rebate in year 1) with an annually compounding cost-of-living adjustment.

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

Results of Operations

Revenue. Rental income from the lease of our TRE2 property increased approximately $1,000 and $13,000 for the three months and nine months ended September 30, 2006, respectively, compared to 2005. This was due to the signing of the current five-year lease, which commenced in April 2005.

Expenses. Total expenses increased approximately $119,000 and $227,000 for the three months and nine months ended September 30, 2006, respectively, compared to 2005. The increase in total expenses was primarily due to increases in compensation and benefits and general and administrative expenses.

Compensation and benefits increased approximately $109,000 and $191,000 for the three months and nine months ended September 30, 2006, respectively, compared to 2005. The increase was primarily due to allocated compensation and benefit expenses for jointly used administrative and support functions incurred by Winco and charged to the Affiliates, and to non-cash stock compensation costs recognized from stock options granted in 2006. In 2005, before we received our de-registration order from the SEC, the cost of jointly used administrative and support functions was performed by Winco's subsidiary MMC under agreement for $20,000 per annum.

General and administrative expenses increased approximately $15,000 and $39,000 for the three months and nine months ended September 30, 2006, respectively, compared to 2005. The increase was primarily due to an increase in rent expense of jointly used office space and overhead expense for various jointly used administrative and support functions incurred by Winco and its subsidiaries which are allocated to the Affiliates.

Non-operating income. Non-operating income increased approximately $70,000 and $156,000 for the three months and nine months ended September 30, 2006, respectively, compared to 2005. Dividends earned from our money market fund investments increased due to the rise in money market yields in 2006 from 2005. In 2005, as we were still operating as a registered investment company we had an unrealized loss due to the cost of our property holdings exceeding its fair value by approximately $58,000 and $116,000 for the three months and nine months ended September 30, 2005, respectively.

The net loss for the nine months ended September 30, 2006 and 2005 was $569,979 and $484,425, respectively, or a loss of $0.58 per share and $0.49 per share on a diluted basis, respectively.

Liquidity and Capital Resources

Historically, we have had adequate liquidity to fund our operations.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, management, including the Company's President and Chief Executive Officer along with the Company's Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

          Changes in Internal Controls

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                                  TUXIS CORPORATION

Dated: November 13, 2006                    By:/s/Thomas O'Malley
                                               ------------------
                                               Thomas O'Malley
                                               Chief Financial Officer,
                                               Chief Accounting Officer

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

Date: November 13, 2006
/s/ Mark C. Winmill
Mark C. Winmill
Chief Executive Officer

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

Date: November 13, 2006
/s/ Thomas O'Malley
Thomas O'Malley
Chief Financial Officer

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Tuxis Corporation on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark C. Winmill, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark C. Winmill
Mark C. Winmill
Chief Executive Officer
November 13, 2006

                          CFO CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tuxis Corporation on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas O'Malley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Thomas O'Malley
Thomas O'Malley
Chief Financial Officer
November 13, 2006